Form 10-Q
period 1996-06-30
MAXIM PHARMACEUTICALS INC
filed 1996-08-23
CIK 1013351

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-14430


                           MAXIM PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)



DELAWARE                                                           87-0279983
(State or other jurisdiction of incorporation or             (I.R.S. Employer
organization)                                             Identification No.)



              4350 EXECUTIVE DRIVE, SUITE 310, SAN DIEGO, CA 92121
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (619) 453-4040
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes ____  No __x__





As of August 8, 1996, there were 6,670,837 shares of the Registrant's common stock outstanding

                           MAXIM PHARMACEUTICALS, INC.
                         PART I - FINANCIAL INFORMATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                    June 30,     September 30,
                                                                      1996           1995
                                                                 -------------   -------------
                                                                 (Unaudited)
Current assets:

     Cash and cash equivalents                                     $1,913,293      $  512,928
     Prepaid expenses and other current assets                          1,300          13,676
                                                                 -------------   -------------

        Total current assets                                        1,914,593         526,604
                                                                 -------------   -------------
Property and equipment, net of accumulated depreciation
     of $25,005 at June 30, 1996 and $579,886 at
     September 30, 1995                                                23,769         142,292
Patents and licenses, net of accumulated amortization of
     $33,000 at June 30, 1996 and $10,000 at September
     30, 1995                                                       1,741,818       1,619,591
Receivable from related party                                               -         147,803
Other assets                                                          443,976          17,611
                                                                 -------------   -------------

        Total assets                                               $4,124,156      $2,453,901
                                                                 =============   =============

                           MAXIM PHARMACEUTICALS, INC.
                         PART I - FINANCIAL INFORMATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                   June 30,      September 30,
                                                                     1996            1995
                                                                 -------------   -------------
                                                                  (Unaudited)
Current liabilities:

     Current portion of long-term debt                             $  247,000     $  353,000
     Accounts payable & accrued expenses                              629,540        684,760
     Notes payable to bank                                                  -      2,250,000
     Note payable to stockholder                                      250,000        250,000
     Note payable to Swedish governmental agency                    2,421,560      2,312,853
                                                                 -------------   ------------

        Total current liabilities                                   3,548,100      5,850,613
                                                                 -------------   ------------

Long term debt                                                        247,000        247,000
                                                                 -------------   ------------

        Total liabilities                                           3,795,100      6,097,613
                                                                 -------------   ------------

Stockholders' equity (deficit)

     Series A convertible preferred stock $.001 par value,
        5,000,000 shares authorized, 250,000 shares issued and
        outstanding                                                       250            250
     Common stock, $.001 par value, 20,000,000 shares
        authorized, issued and outstanding 3,692,971 at June
        30, 1996 and 2,082,821 at September 30, 1995                    3,693          2,083
     Common stock subscriptions receivable                                  -       (311,000)
     Additional paid-in capital                                    15,952,257      9,768,370
     Deferred compensation (Note 3)                                  (145,431)             -
     Deficit accumulated during the development stage             (15,481,713)   (13,103,415)
                                                                 -------------   ------------

        Total stockholders' equity (deficit)                          329,056     (3,643,712)
                                                                 -------------   ------------

Commitments and contingencies                                               -              -

        Total liabilities and stockholders' equity (deficit)       $4,124,156     $2,453,901
                                                                 =============   ============

      See accompanying notes to condensed consolidated financial statements

                           MAXIM PHARMACEUTICALS, INC.
                         PART I - FINANCIAL INFORMATION


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  For the Three Months         For the Nine Months
                                                     Ended June 30,              Ended June 30,
                                                ----------------------       ----------------------
                                                       (Unaudited)                (Unaudited)

                                                   1996        1995             1996        1995
                                                ----------  ----------       ---------   ----------
Expenses:

     Research and development:
        Other                                   $ 255,977    $129,387    $  912,706    $  583,036
        Related party                              85,800      46,400       165,600       208,700
     General and administrative                   506,708     227,341     1,026,537       683,610
                                                ----------   ---------   -----------   -----------

        Loss from operations                      848,485     403,128     2,104,843     1,475,346
                                                ----------   ---------   -----------   -----------

Other expense (income):

     Interest expense                              24,042     131,211       176,667       361,174
     Other (income)                               (11,531)       (818)      (22,843)       (2,869)
     Foreign exchange loss                         24,414      20,885       119,631        90,219
                                                ----------   ---------   -----------   -----------

        Total other expense                        36,925     151,278       273,455       448,524
                                                ----------   ---------   -----------   -----------

        Net loss from operations                $ 885,410    $554,406    $2,378,298    $1,923,870
                                                ==========   =========   ===========   ===========

        Net loss per common share (Note 4)      $    0.25    $   1.92    $     0.79    $     6.67
                                                ==========   =========   ===========   ===========

      See accompanying notes to condensed consolidated financial statements

                           MAXIM PHARMACEUTICALS, INC.
                         PART I - FINANCIAL INFORMATION


       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                     Additional   Deferred
                                                Common Stock         Preferred Stock   Subscription    Paid-In     Compen-
                                             Shares       Amount     Shares    Amount   Receivable     Capital     sation
                                            ---------    ---------  ---------  ------  ------------  -----------  ---------
Balance at September 30, 1995               2,082,821    $   2,083    250,000  $  250   $(311,000)   $ 9,768,370  $       -

Issuance of common stock at $3.00
  per share in exchange for
  repayment of Company's bank line
  of credit                                   744,646          745                                     2,249,255

Receipt of subscription receivable                                                        311,000

Issuance of common stock and warrants
  at $3.75 per unit for cash                  465,504          465                                     1,740,033

Proceeds from private placement               400,000          400                                     1,799,600

Deferred compensation related to grant
  of stock options (Note 3)                                                                              394,999   (394,999)

Amortization of deferred compensation                                                                               249,568

Net loss

                                            ---------    ---------  ---------  ------  ------------  -----------  ---------
Balance at June 30, 1996                    3,692,971    $   3,693    250,000  $  250  $        -    $15,952,257  $(145,431)
                                            =========    =========  =========  ======  ============  ===========  =========


                                            Accumulated
                                             (Deficit)        Total
                                            -----------    -----------
Balance at September 30, 1995               $(13,103,415)  $(3,643,712)

Issuance of common stock at $3.00
  per share in exchange for
  repayment of Company's bank line
  of credit                                                  2,250,000

Receipt of subscription receivable                             311,000

Issuance of common stock and warrants
  at $3.75 per unit for cash                                 1,740,498

Proceeds from private placement                              1,800,000

Deferred compensation related to grant
  of stock options                                                   -

Amortization of deferred compensation                          249,568

Net loss                                      (2,378,298)   (2,378,298)
                                             -----------   -----------

Balance at June 30, 1996                    $(15,481,713)  $   329,056
                                            ============   ===========

     See accompanying notes to condensed consolidated financial statements

                           MAXIM PHARMACEUTICALS, INC.
                         PART I - FINANCIAL INFORMATION


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               For the Nine Months
                                                                                  Ended June 30,
                                                                        -----------------------------------
                                                                                   (Unaudited)
                                                                              1996              1995
                                                                        ----------------- -----------------
Cash flows from operating activities:

     Net loss                                                                $(2,378,298)      $(1,923,870)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization                                             27,113            10,696
        Loss on disposal of fixed assets                                         128,248                 -
        Write off receivable from related party                                  100,000                 -
        Deferred compensation                                                    249,568                 -

     Changes in operating assets and liabilities:
        Prepaid expenses and other current assets                                 12,376               562
        Other assets and notes receivable from related parties                    16,141           (45,887)
        Accounts payable & other current liabilities                             (55,220)          162,214
                                                                        ----------------- -----------------

            Net cash used in operating activities                             (1,900,072)       (1,796,285)
                                                                        ----------------- -----------------

Cash flows from investing activities:

        Capital expenditures                                                     (13,838)                -
        Additions to patents, licenses and proprietary technologies             (145,227)         (198,368)
                                                                        ----------------- -----------------

            Net cash used in investing activities                               (159,065)         (198,368)
                                                                        ----------------- -----------------
Cash flows from financing activities:

        Proceeds from issuance of notes payable and long-term debt                     -         2,250,000
        Payments on notes payable and long-term debt                          (2,141,293)                -
        Payments on notes payable and long-term debt to related
          parties                                                               (106,000)         (340,319)
        Net proceeds from issuance of common stock and warrants                6,101,498                 -
        Costs incurred from initial public offering
            completed July 1996                                                 (394,703)                -
                                                                        ----------------- -----------------

            Net cash provided by financing activities                          3,459,502         1,909,681
                                                                        ----------------- -----------------

Net increase (decrease) in cash                                                1,400,365           (84,972)

Cash and cash equivalents at beginning of period                                 512,928           118,655
                                                                        ----------------- -----------------

Cash and cash equivalents at end of period                                   $ 1,913,293        $   33,683
                                                                        ================= =================

      See accompanying notes to condensed consolidated financial statements

                           MAXIM PHARMACEUTICALS, INC.
                         PART I - FINANCIAL INFORMATION


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's prospectus on form SB-2, effective July 9, 1996. The results of the periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

Certain amounts in prior period financial statements have been reclassified to conform to the current period financial statements.

NOTE 2 - Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Syntello Vaccine Development (SVD). All significant intercompany accounts and transactions have been eliminated.

NOTE 3 - Stock Options

In 1993, the Company established a stock option plan (1993 Plan) under which incentive and nonqualified stock options have been granted to key employees, directors and consultants of the Company. Under the 1993 Plan, options may be granted to purchase up to 800,000 shares of common stock, and options that are granted generally vest over five years with a maximum term of ten years. On May 2, 1996, the Company issued 526,665 options under the 1993 Plan that included both incentive and nonqualified options at an exercise price of $3.75 per share and a market price of $4.50 per share. In accordance with ABP No. 25, the Company intends to take a charge to operations of $394,999 for the excess of the fair market value over the exercise price on the date of grant over the vesting period of the options. The charge to operations for the year-ended September 30, 1996 is estimated at approximately $275,000, of which $249,568 has been expensed as of June 30, 1996.

NOTE 4 - Per Share Losses

Net losses per share are computed based upon the weighted average number of shares outstanding of 3,490,773 and 288,577 for the three months ended June 30, 1996 and 1995, respectively and 3,023,002 and 288,577 for the nine months ended June 30, 1996 and 1995, respectively. Common stock equivalents are excluded from the computations of per share losses for the three and nine months ended June 30, 1996 and 1995 due to their non-dilutive effect.

                           MAXIM PHARMACEUTICALS, INC.
                         PART I - FINANCIAL INFORMATION


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Subsequent Events

Sale of subsidiary - On July 5, 1996, the Company sold its ownership interest in its Swedish subsidiary, Syntello Vaccine Development (SVD) to a former Swedish collaborating scientist and former director and shareholder of the Company for $1.00. On June 30, 1996, total remaining assets of SVD were approximately $140,000, consisting primarily of capitalized patent costs and total liabilities were approximately $2,500,000, of which $2,421,560 was a Swedish Industrial Fund loan from the Swedish government. Total assets and liabilities at July 5, 1996 approximated total assets and liabilities on June 30, 1996. The Company expects to record a gain of approximately $2,450,000 on the sale during July 1996. The sale transferred certain technology rights related to certain peptides for use in vaccination and induction of neutralizing antibodies against HIV. In connection with the sale, the Company received a non-exclusive sublicense to the CTB mucosal vaccine carrier for development of vaccines for the treatment of HIV infection.

Initial Public Offering - The Company completed its initial public offering effective during July 1996, in which it initially sold 2,500,000 shares of common stock and 2,500,000 detachable warrants to purchase common stock. In July 1996, the underwriters of the offering exercised an overallotment option for an additional 375,000 shares of common stock and 375,000 detachable warrants. The offering, including the overallotment exercise, netted proceeds to the Company of approximately $18,500,000.

                           MAXIM PHARMACEUTICALS, INC.
                         PART I - FINANCIAL INFORMATION


        MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences, include, but are not limited to, those discussed under "Risk Factors" and elsewhere in the Company's Registration Statement filed on Form SB-2 (No. 333-4854-LA), as amended, filed with the Securities and Exchange Commission on July 9, 1996.

OVERVIEW

The Company devotes substantially all of its resources to its research and development programs. The Company conducts the majority of its research and development in university laboratories and at clinical sites through consulting arrangements with its collaborative scientists. Oversight and coordination of these programs is conducted by the Company's executive officers from its administrative offices located in San Diego, California.

Maxim's products are in the development stage, and the Company does not expect revenues in the near future. The Company expects to continue to incur losses as it expands its research and development activities and sponsorship of clinical trials. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result, among other factors, of the timing of FDA or foreign regulatory approvals, results of clinical testing by the Company, and public announcements by the Company's competitors. There can be no assurance that the Company will successfully develop, commercialize, manufacture or market its products or ever achieve or sustain product revenues or profitability. As of June 30, 1996, the Company had an accumulated deficit of approximately $15.5 million and a working capital deficit of $1.6 million.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995

Research and Development Expenses. The Company's research and development expenses consist primarily of payments to consultants engaged in preclinical development of the Company's products and the expenses related to the Company's sponsorship of clinical trials. The Company also funds research through certain universities and institutions, including the University of Gothenburg in Sweden, the University of California, San Diego and the National Institutes of Health. Research and development expenses increased to approximately $342,000 from $176,000 for the three months ended June 30, 1996 and 1995, respectively, a 94.3% increase. For the nine months ended June 30, 1996 and 1995, expenses increased to approximately $1,078,000 from $792,000, a 36.2% increase. These increases are due primarily to increased activity in the Company-sponsored cancer clinical trials and increased funding of preclinical projects for mucosal vaccine development.

                           MAXIM PHARMACEUTICALS, INC.
                         PART I - FINANCIAL INFORMATION


        MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995 (continued)

General and Administrative Expenses. The Company's general and administrative expenses consist of salaries paid to the Company's executive officers, professional fees paid to consultants and service providers, occupancy expenses, travel expenses, and administrative support salaries. General and administrative expenses increased to approximately $507,000 from $227,000 for the three months ended June 30, 1996 and 1995, respectively, a 122.9% increase. For the nine months ended June 30, 1996 and 1995, expenses increased to approximately $1,027,000 from $684,000, a 50.2% increase. These increases were due primarily to the amortization of deferred compensation on stock option grants.

Other expense (income). Other expense (income) consists primarily of interest expense on the Company's indebtedness and foreign exchange losses. Interest expense decreased to $24,000 from $131,000 for the three months ended June 30, 1996 and 1995, respectively. For the nine months ended June 30, 1996 and 1995, interest expense decreased to $177,000 from $361,000, a 51.1% decrease. These decreases are due primarily to the payoff of $2,250,000 on the Company's lines of credit.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since its reorganization in 1993 as a biopharmaceutical company primarily through private placements of its equity securities, raising approximately $11,000,000 (net of offering costs).
Of this, approximately $1,900,000 remained at June 30, 1996. In anticipation of future cash requirements, the Company completed an initial public offering (IPO) in July 1996, generating net proceeds of approximately $18,500,000. Estimated future cash requirements include funds necessary to conduct research and development activities, preclinical studies, and clinical testing of the Company's potential products, and to market any products that are developed. Management believes these proceeds from the IPO combined with current cash on hand will be sufficient to meet the Company's operating and capital requirements for at least the next twelve months, although there can be no assurance this amount of cash will be sufficient.

Cash used in operating activities increased to approximately $2,100,000 from approximately $1,800,000 for the periods ended June 30, 1996 and 1995, respectively. The increase in the use of cash is primarily due to a decrease in accounts payable as of June 30, 1996. Cash flows from financing activities increased to approximately $3,700,000 from approximately $1,900,000 for the periods ended June 30, 1996 and 1995, respectively. The increase was due primarily to proceeds of approximately $6,100,000 from the issuance of common stock and warrants, partially offset by the payoff of the lines of credit of $2,250,000 during the nine months ended June 30, 1996.

                           MAXIM PHARMACEUTICALS, INC.
                         PART I - FINANCIAL INFORMATION


        MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (continued)

To extend an exclusivity agreement under a license related to the Company's MaxVax technology, the Company is required to make a minimum payment of $400,000 by December 31, 1996. In addition, the Company has made various grants for research which will require payments of approximately $100,000 in future periods.

The Company expects its cash requirements to increase significantly in future periods, and anticipates it will require substantial funds to conduct the additional research and development activities, preclinical studies, and clinical testing of its potential products, and to market any products that are developed. The Company would also require a substantial amount of additional capital if it decides to develop its own internal product research, development and testing capabilities. Due to the timing issues involved, cash requirements may materially differ from those currently anticipated. To successfully commercialize any of the Company's products, management anticipates it will be required to seek additional funds through public or private financings, or collaborative arrangements with corporate partners, although there can be no assurance any additional funds can be raised. The issuance of additional equity securities could result in substantial dilution to the Company's stockholders, however, if funds are not raised, it could have a material adverse effect on the Company's operations and cash flows.

                           MAXIM PHARMACEUTICALS, INC.
                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ANNUAL MEETING

The Annual Meeting of Stockholders of Maxim Pharmaceuticals, Inc. (the Annual Meeting) was held on April 2, 1996 in San Diego, California. At the Annual Meeting, the Company's stockholders approved the following proposals by the tallies indicated below:

        Proposal 1 - Election of directors to hold office until the next Annual Meeting of Stockholders and until their successors are elected.

        Each of the candidates listed below were duly elected to the Board of Directors at the Annual Meeting by the tally indicated opposite their names below:

        Candidate                       Votes in Favor             Votes Against
        ---------                       --------------             -------------
        Colin B. Bier                      2,947,717                    -0-
        G. Steven Burrill                  2,947,717                    -0-
        Per-Olof Martensson                2,947,717                    -0-
        Larry G. Stambaugh                 2,947,717                    -0-
        F. Duwaine Townsen                 2,947,717                    -0-

        Proposal 2 - To amend and restate the Company's Amended and Restated Certificate of Incorporation.

        Votes in Favor                  Votes Against            Votes Abstained
        --------------                  -------------            ---------------
          2,947,717                          -0-                        -0-

        Proposal 3 - To approve the Company's 1993 Long-Term Incentive Plan, as amended.

        Votes in Favor                  Votes Against            Votes Abstained
        --------------                  -------------            ---------------
          2,940,584                          -0-                       7,133

                           MAXIM PHARMACEUTICALS, INC.
                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)

ACTION BY WRITTEN CONSENT

By written consents dated May 31, 1996, the Company's stockholders approved the following proposals by the tallies indicated below:

  Proposal 1 - Approval of the Company's Restated Certificate of Incorporation, to be filed in connection with the Company's proposed initial public offering.

  Votes in Favor       Votes Against       Votes Abstained
  --------------       -------------       ---------------
  3,288,551            332                 17,999

  Proposal 2 - Approval of the Company's Bylaws, as amended and restated.

  Votes in Favor       Votes Against       Votes Abstained
  --------------       -------------       ---------------
  3,288,684            332                 17,866

  Proposal 3 - Approval of a form of Indemnity Agreement between the Company and its directors and executive officers and authorization to the Company to enter into individual indemnity agreements with the directors and executive officers of the Company.

  Votes in Favor       Votes Against       Votes Abstained
  --------------       -------------       ---------------
  3,261,951            27,065              17,866

  Proposal 4 - Ratification and approval of the issuance of stock option grants pursuant to the Company's 1993 Long-Term Incentive Plan to certain non-employee directors and a consultant to the
  Company:

  a.       Option granted to F. Duwaine Townsen

  Votes in Favor       Votes Against       Votes Abstained
  --------------       -------------       ---------------
  2,613,485            400                 692,997

  b.       Option granted to Per-Olof Martensson

  Votes in Favor       Votes Against       Votes Abstained
  --------------       -------------       ---------------
  3,261,751            400                 44,731

  c.       Option granted to Colin Bier

  Votes in Favor       Votes Against       Votes Abstained
  --------------       -------------       ---------------
  3,192,152            69,999              44,731

  d.       Option granted to Mark Bercuvitz

  Votes in Favor       Votes Against       Votes Abstained
  --------------       -------------       ---------------
  2,342,951            69,999              893,932

                           MAXIM PHARMACEUTICALS, INC.
                           PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

11.1     Statement Re:  Computation of Net Loss per Share.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MAXIM PHARMACEUTICALS, INC.


/s:  Larry G. Stambaugh                         Date:  August 16, 1996
- - ------------------------------------------        -----------------------------
Larry G. Stambaugh
President and Chief Executive Officer.
(Principal Executive Officer and Principal
Financial and Accounting Officer)