Form 10-K405
period 1996-09-30
MAXIM PHARMACEUTICALS INC
filed 1996-12-27
CIK 1013351

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
           _________________________________________________________

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996        Commission File No. 1-4430
           _________________________________________________________

                          MAXIM PHARMACEUTICALS, INC.
            (Exact Name of Registrant as specified in its charter)

               Delaware                         87-0279983
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)        Identification Number)

                       3099 Science Park Road, Suite 150
                             San Diego, CA  92121
                                (619) 453-4040
              (Address, including zip code, and telephone number,
       including area code, of Registrant's principal executive offices)

           _________________________________________________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the
Act:     Common Stock, $.001 Par Value
         Redeemable Common Stock Purchase Warrants
                    (Title of Class)
           _________________________________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No
                                                   ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by persons considered by the registrant for this purpose to be nonaffiliates of the registrant was approximately $52,535,991 on December 23, 1996, when the closing price of such stock, as reported in the American Stock Exchange, was $7.875.

     The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of December 23, 1996 was 6,671,237 shares.

         _____________________________________________________________

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1996, are incorporated into Part II hereof.

2. Certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on February 10, 1997, which will be mailed on or about January 10, 1997, are incorporated into Part III hereof.

_______________________________________________________________________________
_______________________________________________________________________________

     THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY'S BUSINESS AND PRODUCTS AND THEIR PROJECTED PROSPECTS OR QUALITIES. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, PARTICULARLY THOSE INHERENT IN THE PROCESS OF DISCOVERING AND DEVELOPING DRUGS THAT CAN BE PROVEN TO BE SAFE AND EFFECTIVE FOR USE AS HUMAN THERAPEUTICS AND THE ENDEAVOR OF BUILDING A BUSINESS AROUND SUCH POTENTIAL PRODUCTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS FORM 10-K. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS FORM 10-K INCLUDING, WITHOUT LIMITATION, IN THE SECTION OF ITEM I ENTITLED "RISK FACTORS." AS A RESULT, THE READER IS CAUTIONED NOT TO PLACE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.

                                    PART 1

ITEM 1.   BUSINESS

THE COMPANY

     Maxim Pharmaceuticals, Inc. (the "Company") was incorporated in Delaware in 1954 under the name "Wilco Oil & Minerals, Corp." and has existed under various names since then. From 1987 to 1993, the Company operated as a medical diagnostics products company under the name "General Biometrics, Inc." In 1993, the Company merged with Syntello Vaccine Development AB ("SVD"), a Swedish biopharmaceutical company, in an exchange of stock accounted for as a reverse acquisition. Upon completion of the reverse acquisition the Company changed its name to "Syntello, Inc." and commenced its operations as a biopharmaceutical company. The Company sold its medical diagnostic division in 1994 and sold SVD in July 1996. Since December 1995 the Company has operated under the name "Maxim Pharmaceuticals, Inc."

OVERVIEW

     Maxim Pharmaceuticals, Inc. is engaged primarily in the development and commercialization of two platform technologies for the prevention and treatment of cancer and infectious diseases. The Company's lead platform technology, MAXAMINE-TM-, has demonstrated effectiveness in Phase IIb clinical trials for the treatment of malignant melanoma and acute myelogenous leukemia. Pivotal trials are planned for these first two indications and additional clinical trials are planned in other cancer types and certain infectious diseases. The Company's second platform technology, MAXVAX-TM-, utilizes a mucosal vaccine carrier/adjuvant system intended to establish a new class of oral and topical vaccines against a potentially broad range of infectious diseases.

     Reference is made to Items 7 and 8 of this Report for further information about the business of the Company during the past fiscal year.

MAXAMINE-TM- THERAPY FOR CANCER AND INFECTIOUS DISEASES

     OVERVIEW OF CANCER MARKET. Cancer comprises a large and diverse group of diseases resulting from the uncontrolled proliferation of abnormal (malignant) cells. Most cancers will spread beyond their original sites and invade surrounding tissue, and may also metastasize to more distant sites and ultimately cause death in the patient unless effectively treated. To be effective, cancer treatment must target not only the primary site and/or tumor but also its distant metastases. CANCER FACTS AND FIGURES, a report from the American Cancer Society, states that a total of approximately 1,250,000 new cases and approximately 550,000 deaths were reported for invasive cancers in the United States in 1995, highlighting the prevalence of this group of diseases. Predominant forms of cancer include leukemia and lymphoma, breast, lung, urinary, prostate, melanoma, ovarian, colon, rectal and brain cancers. The Company estimates that worldwide sales of anticancer pharmaceutical products in 1995 were approximately $6 billion.

     Traditional methods of treating cancer generally include surgery (including laser surgery), radiation therapy, and chemotherapy. Although these techniques have achieved a high rate of success for many cancers, particularly when detected in the early stages, each has drawbacks which may significantly limit their success in treating certain types and stages of cancer. For example, in many instances cancer will recur even after repeated attempts at surgical removal of tumors or other treatment. Surgery may be successful in removing visible tumors but may leave smaller nests of cancer cells in the patient which continue to proliferate. Radiation or chemotherapy are relatively imprecise methods for the destruction of cancer cells (i.e. such therapies can kill both cancer cells and normal cells) and thus have toxic side effects which may themselves be lethal to the patient; these toxic side effects may also limit the application of these treatment modes to less than optimal levels required to ensure eradication of the cancer.

     The high numbers of cancer-related deaths indicate the need for more efficacious therapies for many patients. In addition, the Company believes that new cancer therapies will increasingly be required to be more cost-effective and allow for alternate site or in-home treatment, and to address patient quality of life issues.

     IMMUNE SYSTEM MODULATION AGAINST CANCER AND INFECTIOUS DISEASES. In recent years, research has focused on the immune system's innate ability to combat cancer and infectious diseases. New drugs, vaccines, chemotherapeutic agents and advanced radiation therapy technologies are continually being developed to enhance the response of the immune system to disease. Many of these technologies, however, have demonstrated significant limitations in their ability to treat cancer and certain infectious agents. These limitations include marginal efficacy, adverse side effects and the development of drug resistance.

     Since the early 1980's, the cytokines Interleukin-2 ("IL-2") and interferon-alpha ("IFN-a") have been studied for the treatment of human neoplasia, such as malignant melanoma, renal cell carcinoma and acute myelogenous leukemia ("AML"). The medical community held high expectations for IL-2 in the treatment of human cancer based on findings that IL-2 effectively enhances the anti-tumor activity of natural killer-cells ("NK-cells"), a specialized subset of cells which function to destroy cancer cells and virally infected cells. Although beneficial effects were obtained with IL-2 therapy in both experimental animals and in the killing activity of human NK-cells IN VITRO, the outcome of the IL-2 clinical trials in human cancer have resulted in only 10-15% of patients with melanoma or renal cell carcinoma realizing significant objective regression of tumor burden (IFN-a has also produced only limited efficacy in human trials). Moreover, IL-2 produces severe adverse side-effects at high doses.

     MAXAMINE TECHNOLOGY. The Company's lead product, MAXAMINE, was designed as a combination therapy to strengthen and assist the activity of cytokines and may provide more effective therapy for treating certain cancers and infectious diseases. The Company's investigators have described an interaction between phagocytes and NK-cells which may explain the generally low efficacy rates of cytokines in humans. Specific signals transmitted by phagocytes, a white blood cell prevalent in tumors and in bone marrow, cause NK-cells to initiate apoptosis (programmed cell death) thereby destroying their cytotoxic capability. The administration of cytokines, regardless of the dosage, can not reverse apoptosis.

     A corresponding discovery is that H2 receptor agonists "block" the phagocyte signal that leads to NK-cell death, thereby allowing the NK-cells to retain cytotoxic (tumor killing) function in the presence of phagocytic cells. The Company's proprietary MAXAMINE therapy is based on the administration of an H2 receptor agonist which, when administered in combination with NK-cell-activating cytokines such as IL-2 and IFN-a, has the potential of effectively combating cancer and infectious diseases.

     The Company is currently sponsoring the testing of MAXAMINE in several Phase II clinical trials in Sweden. The table below sets forth the disease indications initially targeted and the status of clinical trials for each disease indication and the prevalence of each disease in the United States:

                        MAXAMINE Clinical Trial Status

                                                               Prevalence of
             INDICATION                   STATUS*              DISEASE IN U.S
             ----------                   -------              --------------
     Malignant Melanoma           Phase II trials ongoing         130,000
     Acute Myelogenous Leukemia   Phase II trials ongoing          10,000
     Renal Cell Carcinoma         Phase I/II trials ongoing        70,000
     Multiple Myeloma             Phase I/II trials ongoing        40,000
     Hepatitis C                  Phase I/II trials planned     4,000,000
     Prostate Adenocarcinoma      Phase I/II trials planned       250,000
__________

* Research with respect to this product is ongoing and the Company cannot currently predict when clinical studies for all of the indications shown above will be completed or whether the results of such studies will support the filing of NDAs or PLAs. See "Risk Factors -- No Assurance of Successful Product Development."

     MAXAMINE PHASE II CLINICAL TRIALS IN MALIGNANT MELANOMA. In Phase II clinical trials conducted in Sweden at the Sahlgren's University Hospital in Gothenburg, fifteen patients with advanced metastatic malignant melanoma were treated with a high-dose regimen of IL-2 together with daily injections of IFN-in five-day cycles. Eight of these patients were given MAXAMINE injections twice daily during treatment with IL-2 and IFN-a. In the seven patients who did not receive MAXAMINE, one objective response (defined as a >50% reduction of the total tumor burden) was observed in a patient with skin and lymph node melanoma. In contrast, in the eight MAXAMINE-treated patients, four objective responses of overall tumor burden were observed. Two other patients showed regression at one site of metastasis but tumors remained unchanged at other sites. Notably, two of the MAXAMINE-treated patients showed complete resolution of extensive liver metastasis. Sites of response in MAXAMINE-treated patients also included skin, lymph nodes, skeleton, spleen, and muscle. In patients receiving MAXAMINE, there was statistically significant improvement in survival. One Maxamine-treated patient remains completely free of detectable disease more than three years after the onset of MAXAMINE therapy.

                MAXAMINE Clinical Study in Malignant Melanoma*
                         Single-Center Clinical Trial

                     Objective     Mixed      Local
    TREATMENT        RESPONSE 1   RESPONSE   RESPONSES    SURVIVAL 2
    ---------        ----------   --------   ---------    ----------
    Control 3           1/7         0/7        2/16       6.8 Months
    MAXAMINE            4/8         2/8       11/15      14.7 Months
__________

* Results of this study were published in Cancer Immunology and Immunotherapy (1994) 39:416-419.

1 Greater than 50% reduction in tumor size in accordance with the definition of an objective response.

2 Prolonged survival following treatment in combination therapy using MAXAMINE was statistically significant (i.e., resulted in a P value of less than 0.03).

3 Control group was treated with IL-2/IFN-a without Maxamine.

     The results of the above Phase II clinical trial indicate that MAXAMINE may be given as an effective adjuvant to IL-2/IFN-a therapy. It is noteworthy that in the MAXAMINE-treated patients, metastatic lesions significantly responded or disappeared at most or all sites. Even more notable were two cases with complete, long-lasting remission of metastatic malignant melanoma to the liver. To the Company's knowledge, complete regression of melanoma liver metastases after treatment with IL-2 as a single agent or in combination with other agents had not been reported prior to these Phase II clinical trials.

     A follow-on study was undertaken in Sweden to determine if a lower-dose regimen of the same cytokines (IL-2 and IFN-a) in combination with the same doses of MAXAMINE would retain the level of efficacy seen previously while reducing the toxicity and side effects of the cytokine portion of the treatment. In addition to survival, one of the goals of MAXAMINE therapy is to lower toxicity of immunotherapy and thus, enhance the patients' quality of life (lowering the doses of the cytokines reduces, or eliminates, the side effects of these drugs, thereby facilitating tolerance of the therapy and even allowing self-administration of the drugs at home). The mean survival time of patients with advanced (stage IV) malignant melanoma using conventional treatments is reported to be seven months. In the ongoing low-dose malignant melanoma study, 11 patients have been evaluated and currently have a mean survival time of 15 months, more than double the rate generally reported for the normal course of the disease and repeating the favorable results from the high-dose study described above. The Company expects that the mean survival time under the low-dose study will ultimately exceed the high-dose study because the survival time under the low-dose study will continue to increase as some or all of the current patients continue to survive. A multi-center Phase II/III clinical trial with Maxamine/IL-2/IFN-a vs. IL-2/IFN- alone in metastatic malignant melanoma is planned for 1997 in the United States and Europe.

     MAXAMINE PHASE II CLINICAL STUDIES IN ACUTE MYELOGENOUS LEUKEMIA ("AML"). In Phase II clinical trials conducted in Sweden, 25 patients with AML in first, second or third complete remission (CR) have been enrolled to date in a clinical trial wherein they were given outpatient therapy with Maxamine plus IL-2 in 21-day cycles, separated by six-week intervals.
Interim data from this trial was reported in the British Journal of Haematology (1996) 92:620-626. Of the twelve treated patients included in the interim report, nine remain in complete remission. The other three patients experienced a relapse. These three patients had all previously experienced a relapse episode; however, the duration of remission after treatment with MAXAMINE/IL-2 therapy exceeded that of the previous remission.
  Including the three relapsed patients, patients have achieved an average increase in remission of over 250% compared to prior remission. Interim data from this trial was reported in the British Journal of Haematology (1996) 92:620-626.

     These findings may be compared to those in a study published in 1994 in which non-bone marrow transplanted patients in first and subsequent remission were treated with IL-2 alone. In that study, remission inversion (defined as prolonging the duration of complete remission to at least 75% of the patient's own previous remission) was achieved with IL-2 in only 2 of 29 AML patients, or 7%. Furthermore, time in CR2 and CR3 averaged only three to four and one-half months. In addition, data collected in Gothenburg, Sweden from 1976 to 1994 representing the natural course for this disease shows a 9% remission inversion and a mean remission time of five and one-half months.
In the present ongoing MAXAMINE study, however, remission inversion has been achieved in all patients, with an average remission period continuing beyond 23 months.

     In this clinical trial MAXAMINE treatment was well-tolerated and all AML patients were able to treat themselves at home with subcutaneous injections. Patients continue to be enrolled in this trial. The Company plans to continue to enroll patients into the ongoing MAXAMINE clinical trials and expects to increase the number of trial sites to prepare for a European multi-center Phase II/III trial for the treatment of AML planned for 1997.

     MAXAMINE REGULATORY APPROVAL. The Company believes that upon completion of the multi-center clinical trials planned for malignant melanoma, and if such trials are successful, it is likely that the Company may be positioned to submit a New Drug Application ("NDA") with the Food and Drug Administration ("FDA") in the United States for that indication, particularly in view of the March 29, 1996 announcement by the FDA of a series of administrative actions to speed development and approval of cancer drugs.
The FDA's cancer drug initiative consists of specific requirements and elements including accelerated approval for cancer drugs, expanded access for drugs approved in other countries, and facilitating additional uses of approved cancer drugs. Further, the FDA has stated that it will increase its proactive role in ensuring cancer drugs become available to patients by soliciting applications for U.S. approval for products approved overseas and, for the first time, taking foreign regulatory approvals into consideration. The FDA has previously accepted data generated in clinical trials from Sweden for incorporation in NDAs filed in the United States. See "Business -- Government Regulation."

     MAXAMINE LICENSES AND TECHNOLOGY RIGHTS. In 1993, the Company entered into a technology transfer agreement with Estero Anstalt, a Swedish corporation, pursuant to which the Company purchased the core intellectual property and patent rights related to its MAXAMINE technology. The total purchase price under the agreement was $700,000, of which $600,000 was paid pursuant to a promissory note issued by the Company and secured by the MAXAMINE technology. At September 30, 1996, $247,000 remained payable under the note and is due April 30, 1997. The technology transfer agreement also requires that the Company pay certain royalty obligations to Drs. Kristoffer Hellstrand and Svante Hermodsson, the two inventors of the technology.

     SUMMARY OF POTENTIAL BENEFITS OF MAXAMINE. To date, conventional therapies utilizing cytokines have largely been disappointing in their lack of efficacy and severe toxicity in humans. The Company believes that Maxamine will offer a number of important clinical and commercial advantages relative to current therapies or approaches including:

     - OUTPATIENT ADMINISTRATION. MAXAMINE therapy is delivered on an outpatient basis, subcutaneously, rather than the in-hospital administration typical of other therapies. The Company believes that the greater ease of outpatient administration, as well as low dosage requirements for combined products, will result in increased compliance with the treatment regimens.

     - IMPROVED CLINICAL EFFICACY. The Company's preliminary clinical data has provided evidence of improved therapeutic efficacy over approved therapies or approaches. In addition, the combination therapy may extend the range of indications for the use of therapies in both cancer and infectious diseases.

     - REDUCED TOXICITY. Combination therapies with MAXAMINE may use lower doses of cytokines, thereby reducing toxicity. As a result, the Company believes its therapeutic products will result in significantly lower incidence of adverse reactions and improved patient compliance.

     - LOWER COST OF ADMINISTRATION. By utilizing a lower dose of IL-2 or IFN-a in its therapy, the cost to the patient will be reduced below existing treatment regimens. In addition, since the Company's product is delivered on an outpatient basis rather than in-hospital administration, the cost of administration is also expected to be substantially lower.

MAXVAX-TM- MUCOSAL VACCINE TECHNOLOGY

     OVERVIEW OF VACCINE MARKET AND INFECTIOUS DISEASES. There is a broad range of infectious diseases for which no effective vaccines and/or therapies currently exist. One of the most promising areas in the fight against such diseases is the development of vaccines targeting the diseases. Recent trends in the delivery of healthcare in the United States, including an increased emphasis on preventive health care, have contributed to significant growth of the disease-preventing vaccine market. Immunization has long been recognized as an effective means to decrease health care costs through disease prevention and is one of the key areas given priority attention by the United States Department of Health and Human Services and the World Health Organization in their respective public health service publications. In 1991, revenues for the total world human vaccine market totaled $1.67 billion with the U.S. and Europe comprising 75% of the market. It is estimated that by 1999, the total world market for human vaccine products will have more than tripled to $5.3 billion and have annual growth rates in excess of 20% commencing in 1997.

     The mucosal membranes (which line the nasal compartment and sinuses, oral cavity, gastrointestinal tract and urogenital tract) represent the body's first line of defense against infections and are the sites where most infectious agents enter the body. Examples of infectious pathogens which enter the body through the mucosal membranes are sexually-transmitted diseases caused by Chlamydia and HIV, respiratory diseases caused by respiratory syncytial virus ("RSV") and streptococcus; and gastrointestinal diseases caused by HELICOBACTER PYLORI (ulcers) and rotavirus (diarrhea). There is currently much interest in developing mucosal vaccines against infections due to the large number of infectious pathogens which enter the body through the mucosal membranes.

     MAXVAX TECHNOLOGY. MAXVAX is a mucosal vaccine carrier/adjuvant platform based on the cholera toxin B subunit ("CTB"). CTB is generally considered to be the most effective and safe agent in activating the mucosal immune system. It has already been administered to hundreds of thousands of patients worldwide and is a major component of an existing oral cholera vaccine and traveler's diarrhea vaccine. Traditional vaccines are designed to provide systemic immunity administered by injection. They treat or prevent infection only after the infecting organism has entered the blood stream or deep tissues of the body. The mechanisms which induce mucosal immunity appear to be distinct from those that protect the systemic tissues of the body. The Company believes that the MAXVAX approach to therapeutic and protective vaccines will elicit both mucosal and systemic immunity by delivering antigens directly to the mucosal system.

     A number of experimental alternate delivery approaches for mucosal vaccines have been tried. To date, none have proven as effective and safe as CTB. The MAXVAX technology has been shown to possess the important properties required for an effective mucosal vaccine delivery system. CTB resists degradation by the mucosal environment, it targets and binds to the antigen-presenting cells within the mucosa and it stimulates a robust IgA immune response. By combining the Company's proprietary recombinant form of CTB with vaccine antigens, the Company believes that it can develop effective, new CTB-based vaccines.

     A number of "proof of principle" studies in animal models have demonstrated successful stimulation of mucosal immunity (secretory IgA) and systemic immunity (IgG) when antigens were administered with or chemically coupled to CTB. In early experiments, CTB coupled antigens have had favorable results in studies for mucosal immunization.

     The MAXVAX technology is currently in preclinical development for a protective and therapeutic vaccine against sexually-transmitted Chlamydia. The Company's product development efforts will initially focus on mucosal vaccines against sexually transmitted diseases, major respiratory diseases and gastrointestinal tract diseases. The Company intends to seek collaborations with pharmaceutical and biopharmaceutical partners possessing antigens and genes which can be effectively coupled with the CTB carrier for the development of the Chlamydia vaccine and other vaccine indications.

     POTENTIAL BENEFITS OF MUCOSAL IMMUNIZATION. The Company's MAXVAX approach to therapeutic and protective vaccines has been shown to elicit both mucosal and systemic immunity and is based upon "non-injectable" administration. The Company believes that there are numerous important clinical and commercial advantages to mucosal immunization compared with traditional injected vaccine products, including:

     - GREATER CLINICAL EFFICACY. The body's largest defense system against disease is the mucosal immune system. These membranes are the sites where most infectious agents enter the body and include the lining of the nose, mouth, lungs, stomach, intestine and urogenital tract. The Company believes that its approach to immunization may likely result in mucosal and systemic immune stimulation and could more effectively prevent or treat most infectious diseases, as compared to traditional injected vaccines.

     - HIGHER LEVEL OF SAFETY. CTB-based vaccines have been administered to more than 100,000 patients worldwide, and CTB is widely thought to be the most safe and effective mucosal vaccine therapeutic carrier known today. The Company believes that non-injectable oral and topically applied vaccines should result in lower incidence of adverse reactions.

     - LOWER COST OF ADMINISTRATION. The administration of the Company's products by oral, nasal and topical applications involving direct contact with mucosal surfaces will not require patients to go to clinics nor will it require trained personnel, thereby effectively lowering the cost of administration. The vaccines may be prescribed by a doctor and dispensed by a pharmacy, thus simplifying delivery and eliminating the multiple office visits required for injection delivery of most contemporary vaccines.

     - IMPROVED VACCINE UTILIZATION. The Company believes that the relative ease of administration and the concept of "prescription" vaccines will improve vaccine utilization over traditionally administered vaccines. Further, the Company believes that this novel mucosal vaccine concept will allow development of protective and therapeutic approaches to diseases where previous vaccines and therapeutics have failed.

     MAXVAX LICENSES AND TECHNOLOGY RIGHTS. In 1993, the Company entered into an option and license agreement with Vitec AB and SBL Vaccin AB ("SBL"), pursuant to which the Company exercised an option for an exclusive, worldwide license to technology related to CTB. Under the agreement, the Company is required to use its best efforts to engage SBL to manufacture any products which result from the application of the licensed technology. The Company has made payments of $150,000 to Vitec AB under this agreement, and has agreed to make royalty payments on the net sales of products using the licensed technology and to make additional license and milestone payments to Vitec AB upon the execution of any sublicenses. Pursuant to the agreement, any party may terminate the license agreement, with respect to the rights and duties of that party, as a result of a material breach of the agreement by another party.

     In 1994, the Company entered into a second license agreement with Vitec AB and SBL for an exclusive, worldwide license to technology rights related to CTB for all infectious diseases except Chlamydia (which is governed by the agreement discussed above), HIV (which is governed by a separate non-exclusive sub-license agreement held by the Company), cholera and travelers' diarrhea. Under the agreement, the Company has agreed to use its best efforts to engage SBL to manufacture any products which result from the application of licensed technology, and both Vitec AB and the Company shall receive a percentage of any profits that SBL derives from manufacturing such products. The Company paid an initial license fee of $100,000, has agreed to make royalty payments based on net sales of products which utilize the licensed technology, and to make a minimum payment of $400,000 by December 31, 1996 for the extension of the exclusivity agreement (the Company made the $400,000 payment in December 1996). The licensors may terminate the agreement upon a material breach of the agreement by the Company.

     In 1992 Vitec AB entered into a license agreement which granted to an unaffiliated company a fully-paid exclusive, worldwide license to technology rights related to CTB for the treatment of HIV. Such company then sublicensed the same technology rights to Syntello Vaccine Development AB ("SVD"). The Company had acquired such technology rights when it merged with SVD in 1993. On July 5, 1996, the Company sold its ownership interest in SVD to a former collaborating scientist and former director. As a result of such sale, the Company now holds a non-exclusive sub-license, instead of an exclusive license, to CTB for the prevention and treatment of HIV infection.

     In 1995, the Company entered into a license agreement with Drs. Jan Holmgren and Cecil Czerkinsky, inventors of the CTB technology, and their affiliated companies, Duotol AB and Triotol AB, for an exclusive, worldwide license to patent applications and related technology rights with respect to the therapeutic and anti-inflammatory properties of CTB. Under the agreement, the Company has agreed to make royalty payments based on net sales of certain products which utilize the licensed technology for the treatment of infectious diseases. Triotol AB has agreed to make royalty payments to the Company based on net sales of certain other products which utilize the licensed products for the treatment of certain autoimmune diseases. Duotol AB may terminate the agreement upon a material breach by the Company and the agreement will terminate automatically if the Company is liquidated.

PRODUCT DEVELOPMENT

     The Company conducts its research and other product development efforts through a combination of internal and collaborative programs. The Company currently relies upon research arrangements with universities, contract research organizations, and similar institutions and persons for a significant portion of its product development efforts. The Company expects to increase its internal product development resources as its efforts related to the MAXVAx area increases. The Company incurred product development costs of $1,608,931, $984,778, and $999,439 in the years ended September 30, 1996,
1995 and 1994, respectively. The Company has relied upon licensing and other transactions to gain access to certain of its proprietary technologies. See "Business -- MAXAMINE Licenses and Technology Rights" and "--MAXVAX Licenses and Technology Rights."

MARKETING AND SALES

     The treatment of cancer is a highly specialized activity in which the treating oncologists tend to be concentrated in major medical centers. The Company's marketing strategy for MAXAMINE is designed to enable the Company to operate with a relatively small direct sales force in the United States. As MAXAMINE receives regulatory approval for specific indications, the Company plans to develop a small marketing force and seek to co-market the product with corporate partners to service the approximately 3,500 practicing oncologists in the United States. The Company also intends to seek collaborative agreements with other companies to market MAXAMINE worldwide.

     Due to the nature of the vaccine markets, the Company intends to establish marketing arrangements with pharmaceutical companies with large distribution systems for MAXVAX and does not expect to establish a direct sales capability in the vaccine area.

MANUFACTURING

     There are already in existence a number of FDA approved suppliers of raw materials used in the Company's products. There are also a number of facilities with FDA Good Manufacturing Practice ("GMP") approval for providing approved products such as cytokines or for contract manufacturing of the Company's proposed products. The Company does not intend to acquire or establish its own dedicated manufacturing facilities for MAXAMINE or cytokines in the foreseeable future. Rather, the Company's strategy will be to contract with established pharmaceutical manufacturers for the production of MAXAMINE. The CTB protein portion of MAXVAX is currently being produced by SBL Vaccin AB ("SBL"), Stockholm, Sweden, under GMP through the development of a genetically-engineered overexpression system suitable for large scale industrial production.

     The Company believes that, in the event of the termination of an agreement with any single supplier or manufacturer, the Company would likely be able to enter into agreements with other suppliers and/or manufacturers on similar terms. However, there can be no assurance that there will be manufacturing capacity available to the Company at the time the Company is ready to manufacture its products.

PATENTS AND PROPRIETARY RIGHTS

     The Company holds three issued patents and has six patent applications pending in the United States. In addition, the Company holds license rights to two issued patent and three patent applications pending in the United States. Corresponding patent application have been filed, and in certain instances patents have been issued, in major foreign markets.

     It is the Company's policy to file, where possible, patent applications to protect technologies, inventions and improvements that are important to the development of its business. Maxim's management has devoted substantial attention and resources to the Company's patent and license portfolio to obtain the strongest positions available. Maintaining sound patents and licenses and conducting an assertive patent prosecution strategy is a high priority at the Company.

     Maxim further protects its proprietary technology and "know-how" through confidentiality agreements with its founding scientists, collaborative partners, employees, advisors, and consultants. The Company has entered into confidentiality and non-compete agreements with its Swedish founding scientists and other collaborating scientists. These agreements generally give Maxim license rights and access to most past and current inventions and processes as they relate to the Company's current products, as well as rights in certain future discoveries made by such scientists.

     It is important to note that technology transfer is directly between the Company and Maxim's founding scientists. Unlike U.S. institutions, Swedish universities cannot hold a patent position on any discoveries made by its research scientists. However, under Swedish law, ownership of technology rights by the founding scientists is conditioned upon such scientists fulfilling their teaching obligations at their respective Swedish universities. There can be no assurance that the founding scientists have satisfied or will continue to satisfy such teaching obligations.

     The patent position of participants in the pharmaceutical field generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. There can be no assurance that any patent applications relating to the Company's potential products or processes will result in patents being issued, or that the resulting patents, if any, will provide protection against competitors who successfully challenge the Company's patents, obtain patents that may have an adverse effect on the Company's ability to conduct business, or are able to circumvent the Company's patent position. It is possible that other parties have conducted or are conducting research, and could make discoveries of compounds or processes that would precede any discoveries made by the Company, which could prevent the Company from obtaining patent protection for these discoveries. Finally, there can be no assurance that others will not independently develop pharmaceutical products similar to or make obsolete those that the Company is planning to develop, or duplicate any of the Company's products.

     The Company's competitive position is also dependent upon unpatented trade secrets. In an effort to protect its trade secrets, the Company has a policy of requiring its employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information of the Company developed or made known to the individual during the course of their relationship with the Company must be kept confidential, except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or other proprietary information in the event of unauthorized use or disclosure of confidential information. Invention assignment agreements executed by consultants and advisors may conflict with, or be subject to, the rights of third parties with whom such individuals have employment or consulting relationships. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets, that such trade secrets will not be disclosed or that the Company can effectively protect its rights to unpatented trade secrets.

     The Company may be required to obtain licenses to patents or proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, or at all. If the Company does not obtain such licenses, it could encounter delays in product market introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others. In addition, interference proceedings declared by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to patent applications of the Company or its licensors. Litigation or interference proceedings could result in substantial costs to and diversion of effort by, and may have a material adverse impact on, the Company. In addition, there can be no assurance that these efforts by the Company will be successful.

GOVERNMENT REGULATION

     INTRODUCTION. Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of the Company's proposed products and in its ongoing research and product development activities. The nature and extent to which such regulation applies to the Company will vary depending on the nature of any products which may be developed by the Company. It is anticipated that all of the Company's products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic and vaccine products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various Federal and foreign statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate Federal and foreign statutes and regulations require the expenditure of substantial time and financial resources. Any failure by the Company or its collaborators to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any products developed by the Company, its ability to receive product revenues and its liquidity and capital resources.

     FDA APPROVAL PROCESS. Prior to commencement of clinical studies involving human beings, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and the safety of the product. The results of these studies are submitted to the FDA as a part of an Investigational New Drug ("IND") application, which must become effective before clinical testing in humans can begin. Typically, clinical evaluation involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

     The results of the preclinical and clinical testing on a nonbiologic drug and certain diagnostic drugs are submitted to the FDA in the form of an NDA for approval prior to commencement of commercial sales. The results of well-controlled clinical trials are submitted in the case of vaccines as a Product License Application ("PLA"). In responding to an NDA or PLA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all. Similar procedures are in place in countries outside the United States.

     The FDA has issued "fast-track" regulations intended to accelerate the approval process for the development, evaluation and marketing of new therapeutic products used to treat life-threatening and severely debilitating illnesses, especially those for which no satisfactory alternative therapies exist. "Fast-track" designation affords the Company early interaction with the FDA in terms of protocol design and permits, although it does not require the FDA to grant approval after completion of Phase II clinical trials (although the FDA may require subsequent Phase III clinical trials or even post-approval Phase IV efficacy studies). On March 29, 1996, the FDA announced further intentions to accelerate the approval for cancer therapeutics. The FDA's cancer drug initiative consists of specific requirements and elements including accelerated approval for cancer drugs, expanded access for drugs approved in other countries, and facilitating additional uses of approved cancer drugs. Further, the FDA has stated that it will increase its proactive role in ensuring cancer drugs become available to patients by soliciting applications for U.S.

approval for products approved overseas and, for the first time, taking foreign regulatory approvals into consideration. The FDA has previously accepted data generated in clinical trials from Sweden for incorporation in NDAs filed in the United States. The Company believes that a number of its product candidates may fall under these regulations, but there can be no assurance that any of the Company's products will receive this or other similar regulatory treatment.

     The Immunization Practices Advisory Committee ("ACIP") of the CDCP has a role in setting the market for most, if not all, of the vaccine products Maxim intends to make. The ACIP meets quarterly to review developing data on licensed vaccines, and those approaching license, as well as epidemiologic data on the need for these products. The recommendations of the ACIP on the appropriate use of vaccines and related products are published in the MORBIDITY AND MORTALITY WEEKLY REPORT and reprinted in several journals. The CDCP develops epidemiologic data in support of the need for new vaccines and monitors vaccine usage and changes in disease incidence. In addition, CDCP staff frequently act as key advisors to the FDA in their review process.

     In late 1992, legislation imposing FDA user fees on drug manufacturers was enacted. Such fees will be required for each commercial marketing drug application submitted by the Company for FDA approval, and annual product and establishment fees will also be imposed upon approval. The revenues raised from these fees are earmarked specifically to increase the resources of the FDA, and by doing so, to increase the speed with which the FDA reviews and approves drug marketing applications. Currently, the user fee for an NDA is approximately $150,000, and the statute provides for periodic fee increases. The statute currently provides small companies (defined as companies with less than 500 employees that are not marketing a prescription drug product) with a reduction in the initial application fee and contains limited provisions for fee waivers. The Company is unable to predict the impact of the current user fee legislation, as well as possible future changes in the law, upon its business.

     ORPHAN DRUG ACT. Under the Orphan Drug Act, the FDA may designate drug products as orphan drugs if there is no reasonable expectation of recovery of the costs of research and development from sales in the United States or if such drugs are intended to treat a rare disease or condition, which is defined as a disease or condition that affects less than 200,000 persons in the United States. If certain conditions are met, designation as an orphan drug confers upon the sponsor marketing exclusivity for seven years following FDA approval of the product, meaning that the FDA cannot approve another version of the "same" product for the same use during such seven year period.
 The market exclusivity provision does not, however, prevent the FDA from approving a different orphan drug for the same use or the same orphan drug for a different use. The Orphan Drug Act has been controversial, and many legislative proposals have from time to time been introduced in Congress to modify various aspects of the Orphan Drug Act, particularly the market exclusivity provisions. There can be no assurance that new legislation will not be introduced in the future that may adversely impact the availability or attractiveness of orphan drug status for any of the Company's products.

     OTHER REGULATIONS. The Company is also subject to various Federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research work. The extent of government regulation which might result from future legislation or administrative action cannot be predicted accurately.

     Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in foreign countries may be necessary prior to commencement of marketing the product in such countries. In certain instances the Company may seek approval to market and sell certain of its products outside of the U.S. before submitting applications for U.S. approval to the FDA. The regulatory procedures for approval of new pharmaceutical products vary significantly among foreign countries. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval. Although there is now a centralized European Community ("EU") approval mechanism in place, each EU country may nonetheless impose its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed, and approval in any single country may not be a meaningful indication that the product will thereafter be approved in another country.

COMPETITION

     Competition in the discovery and development of methods for treating or preventing cancer and infectious disease is intense. Numerous pharmaceutical, biotechnology and medical companies and academic and research institutions in the United States and elsewhere are engaged in the discovery, development, marketing and sale of products for the treatment of cancer and infectious disease. These include surgical approaches, new pharmaceutical products and new biologically derived products. The Company expects to encounter significant competition for the principal pharmaceutical products it plans to develop. Companies that complete clinical trials, obtain regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. A number of pharmaceutical companies are developing new products for the treatment of the same diseases being targeted by the Company. In some instances, the Company's competitors already have products in clinical trials. In addition, certain pharmaceutical companies are currently marketing drugs for the treatment of the same diseases being targeted by the Company, and may also be developing new drugs to address these disorders.

     The Company believes that its competitive success will be based on its ability to create and maintain scientifically advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for its products, obtain required regulatory approvals, obtain orphan drug status for certain products and manufacture and successfully market its products either independently or through outside parties. Many of the Company's competitors have substantially greater financial, clinical testing, regulatory compliance, manufacturing, marketing, human and other resources. In addition, the Company will continue to seek licenses with respect to key technologies related to its fields of interest and may face competition with respect to such efforts.

EMPLOYEES, CONSULTANTS AND ADVISORS

     As of December 23, 1996, the Company had 9 full-time employees operating at its headquarters in San Diego, California. In addition, the Company had consulting or collaborative agreements with consultants in the United States, Canada and Sweden, all of whom hold Ph.D. or M.D. degrees. The Company believes its relationships with its employees and consultants are satisfactory.

     In addition to its employees, Maxim has engaged experienced consultants with pharmaceutical and business backgrounds to assist in its product development efforts. Other experienced professionals and personnel are expected to be hired to join the Company's management team in 1996 and 1997. The Company plans to leverage these key executives by making extensive use of contract laboratories, development consultants, and strategic partnerships with pharmaceutical companies to conduct the Company's preclinical and clinical trials.

     The Company's platform technologies were developed by three founding scientists in Sweden who are not employees of the Company. Each of these founding scientists has consulting agreements with the Company that include confidentiality and non-competition agreements and give Maxim license rights and access to certain past and current inventions and processes as they relate to the Company's technologies, as well as rights to certain future discoveries made by such scientists.

     The Company also has consulting and collaborative agreements with collaborating scientists who assist in the preclinical and clinical development of the Company's products, and, in some cases, perform the human clinical trials under the Company's sponsorship. In addition, the Company regularly engages consultants as needed to act as scientific and development advisors to the Company. These consultants advise the Company on overall scientific, clinical and regulatory strategy, scientific standards, and help the Company identify and evaluate new product areas.

RISK FACTORS

     In evaluating the Company and its business, prospective investors should carefully consider the following risk factors in addition to the other information contained herein.

     DEVELOPMENT STAGE COMPANY; LIMITED OPERATING HISTORY. The Company is at a development stage and is subject to all of the business risks associated with a new enterprise, including constraints on the Company's financial and personnel resources, lack of established vendor, creditor and collaborative partnering relationships and uncertainties regarding product development and future revenues. The Company anticipates that it will continue to incur substantial additional operating losses for at least the next several years and expects cumulative losses to increase as the Company's research and
development efforts expand.   There can be no assurance as to when or whether
it will be able to develop sources of revenue, whether from product sales, license fees or research funding, or that its operations will become profitable, even if it is able to commercialize any products.

     NO ASSURANCE OF SUCCESSFUL PRODUCT DEVELOPMENT. The Company's research and development programs are at various stages of development, ranging from the preclinical stage to Phase II clinical trials. Substantial additional research and development will be necessary in order for the Company to develop products based on the Company's MAXAMINE cancer technology and its MAXVAX mucosal vaccine carrier technology, and there can be no assurance that the Company's research and development efforts will lead to development of products that are shown to be safe and effective in clinical trials and are commercially viable. In addition to further research and development, the Company's proposed products will require clinical testing, regulatory approval and substantial additional investment prior to commercialization. There can be no assurance that any such products will be successfully developed, prove to be safe and effective in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, be eligible for third party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance. Further, the Company's products may prove to have undesirable or unintended side effects that may prevent or limit their commercial use. The Company may find, at any stage of this complex process, that products that appeared promising in preclinical studies or Phase I and Phase II clinical trials do not demonstrate efficacy in larger-scale, Phase III clinical trials and do not receive regulatory approvals. Accordingly, any product development program undertaken by the Company may be curtailed, redirected or eliminated at any time. In addition, there may be delays in the Company's testing and development schedules and there can be no assurance that the Company will meet expected testing and development schedules, which could have a material adverse effect on the Company's financial condition and results of operations.

     NEED FOR SUBSTANTIAL ADDITIONAL FUNDS. The Company will require substantial funds to conduct research and development, preclinical and clinical testing and to manufacture and market its proposed products. The Company's cash needs may vary materially from those now planned because of results of research and development, results of clinical testing, relationships with possible strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, requirements of the FDA and comparable foreign regulatory processes and other factors.

     The Company may seek to satisfy its future funding requirements through public or private offerings of securities, through collaborative or other arrangements with corporate partners or from other sources. Additional financing may not be available when needed or on terms acceptable to the Company. If adequate financing is not available, the Company may be required to delay, scale back or eliminate certain of its research and development programs, to relinquish rights to certain of its technologies, product candidates or products, or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

     UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS. It is the policy of the Company to file patent applications in foreign jurisdictions, including Canada and Europe. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. There can be no assurance that patents will issue from any of the Company's patent applications. With respect to already issued patents and any patents which may issue from the Company's applications, there can be no assurance that claims allowed will be sufficient to protect the Company's technologies. Patent applications in the United States are maintained in secrecy until a patent issues, and the Company cannot be certain that others have not filed patent applications for technology covered by the Company's pending applications or that the Company was the first to file patent applications for such technology. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes that block or compete without infringing on those of the Company. In addition, there can be no assurance that any patents issued to the Company or to licensors from whom the Company has licensed rights to its technologies will not be challenged, invalidated or circumvented, that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company, or that the Company's confidentiality agreements with its licensors, employees or consultants will not be breached. The Company is aware of other pharmaceutical and biotechnology companies, some of which have substantially greater financial resources than the Company, which are currently engaged in research and development regarding mucosal vaccine carrier technologies.
Such companies may attempt to pursue the manufacture of mucosal vaccine carriers in a manner that does not infringe the claims in patents or patent applications owned by or licensed to the Company. See "Business -- Patents and Proprietary Rights."

     Other public and private concerns, including universities, have filed applications for, or have been issued patents with respect to technology potentially useful or necessary to the Company. The scope and validity of such patents, the extent to which the Company may wish or need to acquire licenses under such patents, and the cost or availability of such licenses, are currently unknown.

     In addition to patents and proprietary rights, the Company relies on unpatented trade secrets and proprietary know-how, and there can be no assurance that others will not obtain access to or independently develop such trade secrets and know-how. Although potential corporate partners and the Company's research partners and consultants are not given access to proprietary trade secrets and know-how of the Company until they have executed confidentiality agreements, these agreements may be breached by the other party thereto or may otherwise be of limited effectiveness or enforceability.

     The pharmaceutical industry has experienced extensive litigation regarding patent and other intellectual property rights. Accordingly, the Company could incur substantial costs in defending itself in suits that may be brought against the Company claiming infringement of the patent rights of others or in asserting the Company's patent rights in a suit against another party. The Company may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with the patent applications of the Company or other parties. Adverse determinations in litigation or interference proceedings could require the Company to seek licenses (which may not be available on commercially reasonable terms) or subject the Company to significant liabilities to third parties, and could therefore have a material adverse effect on the Company.

     UNCERTAINTIES RELATED TO OVERSEAS CLINICAL TRIALS AND INTERNATIONAL OPERATIONS. To date, most of the Company's research, product development and human clinical trials have been conducted by consultants in Europe. The Company expects that its research, development and clinical trials will continue to be conducted in significant part in Europe. The geographical dispersion of the Company's operations and the limited number of persons employed by the Company make it difficult to oversee and control the day-to-day progress of the Company's product development efforts and clinical trials. No assurance can be given that such geographical dispersion and limited number of employees will not hamper the Company's product development efforts or increase the risks associated with designing and conducting clinical trials or analyzing the results of such trials. Moreover, no assurance can be given that the FDA and other regulatory agencies will accept the results of clinical trials conducted outside the United States.

     The Company may seek approvals to market and sell certain of its products in Europe before it seeks such approvals in the United States. No assurance can be given that any European approval or data generated in connection with such approval, if obtained, will be accepted by the FDA and other regulatory agencies. In addition, there are a number of risks associated with international sales and distribution of the Company's products. International sales may be limited or disrupted by the imposition of government controls, changes in regulatory requirements or interpretations thereof, export license requirements, political instability, trade restrictions, and changes in tariffs. Additionally, the Company has experienced losses due to fluctuations in international currency exchange rates, and the Company's business, financial condition and results of operations may be adversely affected by such fluctuations in the future. There can be no assurance that the Company will be able to successfully commercialize its current or future products in any international market.

     DEPENDENCE ON COLLABORATIVE PARTNERS. The Company's strategy for the research, development, clinical testing, manufacturing and commercialization of certain of its products requires arrangements with corporate and university collaborators, licensors, licensees, consultants and others, and is dependent upon the subsequent success of these outside parties in performing their responsibilities. Although the Company believes parties to any such arrangements would have an economic motivation to perform their contractual responsibilities, the amount and timing of resources to be devoted to these activities may not be within the control of the Company. In addition, there can be no assurance that collaborators will not pursue alternative technologies as a means for developing treatments for the diseases targeted by these collaborative programs. Furthermore, there can be no assurance that the Company will be able to negotiate acceptable collaborative arrangements, or that its collaborative arrangements will be successful.

     DEPENDENCE ON LICENSES. The Company has licensed certain intellectual property from third parties including intellectual property underlying its MAXVAX technology. Under the terms of its license agreements, the Company is generally obligated to exercise diligence and make certain royalty and milestone payments as well as incur costs related to filing and prosecuting the underlying patents. Each agreement is terminable by either party upon notice if the other party defaults in its obligations. Should the Company default under any of its agreements, the Company may lose its right to market and sell products based upon the licensed technology. In such event, the Company's results of operations and business prospects would be materially and adversely affected. There can be no assurance that the Company will be able to meet its obligations under these agreements on a timely basis, if at all. See "Business -- MaxVax Licenses and Technology Rights."

     NO MANUFACTURING CAPABILITIES. The Company has not invested in the development of pharmaceutical manufacturing capabilities. The Company currently has limited access to facilities to manufacture product candidates in accordance with Good Manufacturing Practices, as prescribed by the FDA and other regulatory bodies, or to produce an adequate supply of compounds to meet future requirements for clinical trials. If the Company is unable to develop or to contract for manufacturing capabilities on acceptable terms, the Company's ability to conduct preclinical and human clinical testing will be adversely affected, resulting in delays in the submission of products for regulatory approval and delays in the initiation of new development programs, which in turn could materially impair the Company's competitive position and the possibility of achieving profitability. There can be no assurance that the Company will be able to acquire or establish satisfactory third-party relationships to provide manufacturing resources. See "Business -- Manufacturing."

     NO MARKETING AND SALES CAPABILITIES. The Company has not developed pharmaceutical marketing or sales capabilities. In order to market and sell certain products directly or through strategic partner arrangements, the Company will need to develop a sales force and a marketing group with technical expertise, or make appropriate arrangements with strategic partners. There can be no assurance that the

Company will be able to gain such expertise or that such efforts will be successful. In addition, there can be no assurance that the Company will be able to effectively market or sell its products through independent sales representatives, through arrangements with some other outside sales force, or through strategic partners. See "Business -- Marketing and Sales."

     COMPETITION. There are many companies, both publicly and privately held, including well-known pharmaceutical companies, as well as academic and other research institutions, engaged in developing pharmaceutical and biologically-derived products for the treatment of cancer and vaccines and therapeutics for the prevention or the treatment of infectious diseases.
Many of the Company's potential competitors have substantially greater capital, research and development capabilities and human resources than the Company and represent significant competition for the Company. Many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals. If the Company is permitted to commence commercial sales of any product, it will also be competing with companies that have greater resources and experience in the manufacturing, marketing and sales of pharmaceutical products. The Company's competitors may succeed in developing products that are more effective, less costly, or have a better side effect profile than any that may be developed by the Company, and such competitors may also prove to be more successful than the Company in manufacturing, marketing and sales. See "Business -- Competition."

     TECHNOLOGICAL CHANGES AND UNCERTAINTY. The Company is engaged in the pharmaceutical field, which is characterized by extensive research efforts and rapid technological progress. New developments in oncology, cancer therapy, medicinal pharmacology, biochemistry and other fields are expected to continue at a rapid pace in both industry and academia. There can be no assurance that research and discoveries by others will not render some or all of the Company's proposed programs or products noncompetitive or obsolete.

     The Company's business strategy is subject to the risks inherent in the development of new products using new technologies and approaches. There can be no assurance that unforeseen problems will not develop with these technologies or applications, that the Company will be able to address successfully technological challenges it encounters in its research and development programs or that commercially feasible products will ultimately be developed by the Company.

     NO ASSURANCE OF REGULATORY APPROVAL; GOVERNMENT REGULATION. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products and vaccines through lengthy and detailed laboratory and clinical testing procedures and other costly and time consuming procedures. Satisfaction of these requirements typically takes a number of years and varies substantially based upon the type, complexity and novelty of the pharmaceutical. In general, the FDA approval process for pharmaceuticals involves the submission of an IND application following preclinical studies, clinical trials in humans to demonstrate the safety and efficacy of the product under the protocols set forth in the IND and submission of preclinical and clinical data as well as other information to the FDA in an NDA or PLA. The Company must expend substantial time and financial resources to conduct clinical trials and such clinical trials have been primarily conducted overseas and in the future will continue to be conducted in part overseas. There can be no assurance that the results of such trials will support the submission or the approval of an NDA or PLA or that data from the Company's overseas trials or approvals of the Company's products in foreign countries, if any, will be accepted by the FDA. Accordingly, there can be no assurance that FDA or other regulatory approval for any products developed by the Company will be granted on a timely basis, or at all. There can be no assurance that the Company will have sufficient resources to complete the required regulatory review process, or that the Company could overcome the inability to obtain, or delays in obtaining, such approvals. The failure of the Company to receive FDA approval for its products under development would preclude the Company from marketing and selling its products in the United States. Therefore, failure to receive such FDA approval would have a material adverse effect on the business, financial condition and results of operations of the Company. As part of its product commercialization strategy, the Company intends to seek approval to market and sell certain of its products first in Europe before it obtains such approvals in the United States. European and other foreign regulatory approvals are subject to the same risks and uncertainties as FDA and other regulatory approvals in the United States.

     The production and marketing of the Company's proposed products, as well as its ongoing research and development activities, are also subject to regulation by governmental agencies of the United States and other countries. The effect of government regulation may be to delay marketing of the Company's products for a considerable period of time, to impose costly procedures upon the Company's activities and to furnish a competitive advantage to larger companies that compete with the Company. Any delay in obtaining, or failure to obtain, FDA or other necessary regulatory approvals, including approvals by comparable agencies in foreign countries, would adversely affect the marketing of the Company's products and the ability to generate product revenue. In addition, the marketing and manufacturing of pharmaceuticals are subject to continuing FDA (or comparable foreign agency) review and surveillance and failure to comply with regulations or discovery of previously unknown problems can result in FDA (or comparable foreign agency) action against the product or the manufacturer, including fines, recalls, product seizures, and suspension or withdrawal of previously granted regulatory approvals. Furthermore, government regulation may increase at any time, creating additional hurdles for the Company. The extent of potential adverse government regulation which might arise from future legislation or administrative action cannot be predicted. See "Business - Government Regulation."

     NO PRODUCT LIABILITY INSURANCE. The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing and marketing of human therapeutic products. The Company does not currently have any product liability insurance. Although the Company plans to obtain product liability insurance upon commencement of U.S. clinical trials, there can be no assurance that it will be able to obtain or maintain such insurance on acceptable terms or that any insurance obtained will provide adequate coverage against potential liabilities. Claims or losses in excess of any liability insurance coverage obtained by the Company could have a material adverse effect on the business, financial condition or results of operations of the Company.

     PRICE VOLATILITY. The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded pharmaceutical or biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. Announcements of technological innovations or new products by the Company or its competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries, delays in the Company's testing and development schedules, events or announcements relating to the Company's collaborative relationships with others, public concern as to the safety of biopharmaceutical or biotechnology products and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Company's securities.

ITEM 2.  PROPERTIES

     The Company currently leases approximately 9,500 square feet of laboratory and office space in San Diego, California. The Company believes it will have access to facilities adequate to meet its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     In April 1996, the Company received a demand letter from an attorney representing Dannie H. King, Ph.D. and Kirk D. Petersen, the former President and Chief Operating Officer and Chief Financial

Officer, respectively, of the Company (the "Former Employees"). In the letter, the Former Employees made claims for certain specified and unspecified damages in contract and in tort arising out of the termination of the Former Employees' employment with the Company. The aggregate amount of economic damages claimed by the Former Employees exceeds $400,000. In addition, the Former Employees asserted possible punitive damages and damages based on emotional distress. The Former Employees also claimed the right to vested options of the Company's Common Stock, which options have subsequently terminated. Although the Company intends to contest such claims vigorously, there can be no assurances as to the eventual outcome of such claims or their effect on the Company's financial condition and results of operations. In addition, an adverse determination in any litigation arising from these claims or the settlement of such claims could have a material adverse effect on the Company, its financial condition and its results of operations. The Company has not received further communication from the Former Employees regarding their claims since April 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     The information required by this Item 5 is incorporated herein by reference to the information set forth on page 16 of the "Financial Statements for the Years Ended September 30, 1996, 1995 and 1994" insert of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1996, filed as Exhibit 13 hereto.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item 6 is incorporated herein by reference to the information set forth on the inside front cover of the "Financial Statements for the Years Ended September 30, 1996, 1995 and 1994" insert of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1996, filed as Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required by this Item 7 is incorporated herein by reference to the information contained under the caption "Management's Discussion and Analysis" on pages 14 - 15 of the "Financial Statements for the Years Ended September 30, 1996, 1995 and 1994" insert of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1996, filed as Exhibit 13 hereto.

ITEM 8.  FINANCIAL STATEMENTS

     The information required by this Item 8 is incorporated herein by reference to the information located on the inside front cover and set forth on pages 1-13 of the "Financial Statements for the Years Ended September 30, 1996, 1995 and 1994" insert of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1996, filed as Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                   PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     Information concerning directors is incorporated herein by reference to the information under the caption "Election of Directors" set forth in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1996, for its Annual Meeting of Stockholders to be held on February 10, 1997. Information concerning executive officers is incorporated herein by reference to the information included under the caption "Other Information - Executive Officers" set forth in the Company's definitive Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the information under the caption "Executive Compensation" set forth in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1996, for its Annual Meeting of Stockholders to be held on February 10, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

     The information required by this Item 12 is incorporated herein by reference to the information under the captions "Security Ownership of Certain Beneficial and Record Ownership of Securities" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1996, for its Annual Meeting of Stockholders to be held on February 10, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to the information under the captions "Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1996, for its Annual Meeting of Stockholders to be held on February 10, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
          AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Annual Report:

          1.   FINANCIAL STATEMENTS

          The following financial statements are incorporated herein by reference from pages 1 - 13 of the "Financial Statements for the Year Ended September 30, 1996" insert of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1996:

          Consolidated Balance Sheets as of September 30, 1996 and 1995

          Consolidated Statements of Operations for the years ended September 30, 1996, 1995, and 1994, and from October 23, 1989 (date of inception) to September 30, 1996

          Consolidated Statements of Stockholders' Equity (Deficit) from October 23, 1989 (date of inception) through September 30, 1996

          Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995, and 1994, and from October 23, 1989 (date of inception) to September 30, 1996

          Notes to Consolidated Financial Statements

          Independent Auditors' Report

          2.   FINANCIAL STATEMENT SCHEDULES

          All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

     (b) The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1996.

     (c)  Exhibits

1.1   Form of Underwriting Agreement (1)

3.1   Registrant's Amended and Restated Certificate of Incorporation. (1)

3.2   Registrant's Bylaws. (1)

4.2 Form of Representative's Warrant Agreement between the Company and National Securities Corporation, as representative of the several Underwriters (the "Representative"), including form of Representative's Warrant Certificate. (1)

4.3 Form of Warrant Agreement between the Company, the Representative and American Stock Transfer and Trust Company, including form of Warrant Certificate. (1)

5.1   Opinion of Cooley Godward Castro Huddleson & Tatum (1)

10.1 Form of Indemnification Agreement for directors and officers of the Registrant. (1)

10.2  1993 Long Term Incentive Plan and forms of stock option agreements. (1)

10.3 Employment Agreement dated April 30, 1996, between the Registrant and Larry G. Stambaugh. (1)

10.4 Cooperative Research and Development Agreement, dated October 21, 1993, between the Registrant and National Institutes of Health/Allergies and Infectious Diseases, as amended. (1)(2)

10.5 Patent License Agreement Non-Exclusive, dated August 17, 1994, between the Registrant and National Institute of Health. (1)(2)

10.6 Option to Buy Technology and Rights Agreement, dated March 30, 1993, between the Registrant and Estero Anstalt. (1)(2)

10.7 Security Agreement, dated July 27, 1993, between the Registrant and Estero Anstalt. (1)(2)

10.8 Exclusive License Agreement, dated June 14, 1995, among the Registrant, Jan Holmgren, M.D., Ph.D., Cecil Czerkinsky, Duotol AB and Triotol Ltd.
      (1)(2)

10.9 Option and License Agreement, dated May 19, 1993, among the Registrant, Vitec AB and SBL Vaccin AB, as amended. (1)(2)

10.10 License Agreement dated January 14, 1994, among the Registrant, Vitec AB and SBL Vaccin, AB, as amended. (1)(2)

10.11 Agreement, dated December 2, 1995, among the Registrant, Syntello Vaccine Development AB and Estero Anstalt. (1)(2)

10.12 Agreement, dated April 23, 1996, among the Registrant, Anders Vahlne, M.D., Ph.D. and Syntello Vaccine Development AB. (1)(2)

10.13 Research Agreement, dated October 6, 1995, by and between the Registrant and The Regents of the University of California. (1)(2)

10.14 Letter Agreement, dated February 15, 1996, between the Registrant and Burrill & Craves, Inc.(1)

10.15 250,000 Promissory Note, dated March 31, 1995, executed by the Registrant in favor of Ventana Growth Fund II L.P. (1)

10.16 Lease dated November 1, 1996 between DM Spectrum LLC, a California limited liability company, as Landlord and the Registrant for 3099 Science Park Road, Suite 150, San Diego, California 92121. (3)

10.17 Stock Purchase Agreement, dated as of July 5, 1996, by and between Dr. Anders Vahlne and the Registrant. (1)

11.1  Statement regarding computation of net income (loss) per share. (3)

13.1 Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1996. (3)

23.1  Consent of KPMG Peat Marwick LLP, Independent Auditors.  (3)

27    Financial Data Schedule. (3)

99    Independent Auditors' Report. (3)
_______

(1) Previously filed together with the Registrant's Registration Statement on Form SB-2 (File No. 333-4854-LA) or amendments thereto and incorporated herein by reference.

(2) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933 and Rule 406 thereunder respecting confidential treatment.

(3)  Filed herewith.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MAXIM PHARMACEUTICALS, INC.

                              By:  /s/ DALE A. SANDER
                                   ------------------
                              Dale A. Sander,
                              Vice President, Finance
                              Chief Financial Officer,

                              Date:  December 23, 1996

     NOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry G. Stambaugh and Dale A. Sander, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                         DATE
---------                         -----                         ----
/S/ LARRY G. STAMBAUGH    Chairman of the Board           December 23, 1996
------------------------  Director, President and
Larry G. Stambaugh        Chief Executive Officer
                          (Principal Executive Officer)

/S/ DALE A. SANDER        Vice President, Finance, and    December 23, 1996
------------------------  Chief Financial Officer
Dale A. Sander            (Principal Accounting Officer
                          and Principal Financial Officer)

/S/ COLIN B. BIER         Director                        December 23, 1996
------------------------
Colin B. Bier, Ph.D.

/S/ G. STEVEN BURRILL     Director                        December 23, 1996
------------------------
G. Steven Burrill

/S/ PER-OLOF MORTENSSON   Director                        December 23, 1996
------------------------
Per-Olof Mortensson

/S/ F. DUWAINE TOWNSEN    Director                        December 23, 1996
------------------------
F. Duwaine Townsen