Form 10-Q
period 1996-12-31
MAXIM PHARMACEUTICALS INC
filed 1997-02-07
CIK 1013351

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                    FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarter Ended December 31, 1996

                                       or

[   ]     Transition report pursuant to Section 13 or 15(d) of Securities
          Exchange Act of 1934


                         Commission file number 1-14430
                                                -------


                          MAXIM PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)



               Delaware                              87-0279983
     -----------------------------------------------------------------------
       (State of incorporation)        (I.R.S. Employer Identification No.)


     3099 Science Park Road, Suite 150, San Diego, CA          92121
     -----------------------------------------------------------------------
        (Address of principal executive offices)            (Zip  Code)

                                 (619) 453-4040
     -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X   No
                                         ----     ----

As of February 7, 1997, the registrant had 6,671,237 shares of Common Stock, $.001 par value, outstanding.

                           MAXIM PHARMACEUTICALS, INC.
                          (A Development Stage Company)


                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                            Page
     Item 1.   Financial Statements

               Balance Sheets -
               December 31, 1996 (unaudited) and September 30, 1996  . . . . . 1

               Statements of Operations (unaudited) -
               Three Months Ended December 31, 1996
               and 1995, and from Inception (October 23, 1989)
               through December 31, 1996 . . . . . . . . . . . . . . . . . . . 2

               Statements of Cash Flows (unaudited) -
               Three Months Ended December 31, 1996 and 1995
               and from Inception (October 23, 1989) through
               December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . 3

               Notes to Financial Statements . . . . . . . . . . . . . . . . . 4



     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . . . . 5


PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 7

SIGNATURE      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS

MAXIM PHARMACEUTICALS, INC.  (A DEVELOPMENT STAGE COMPANY)

                                                        DECEMBER 31, 1996   September 30, 1996
                                                        -----------------   ------------------
ASSETS                                                     (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                              $     130,387       $   4,070,089
  Short-term investments in marketable securities           14,651,759          12,563,622
  Accrued interest and other current assets                    978,637             709,285
                                                         -------------       -------------
      Total current assets                                  15,760,783          17,342,996

Investments in marketable securities                         2,725,478           2,510,366
Patents and licenses, net                                    1,813,179           1,367,235
Property and equipment, net                                    208,258              31,037
Deposits                                                       203,397               3,397
                                                         -------------       -------------
      Total assets                                       $  20,711,095       $  21,255,031
                                                         -------------       -------------
                                                         -------------       -------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                                       $     738,752       $     405,760
  Accrued expenses                                             349,299             478,623
  Current portion of long-term debt                            247,000             247,000
                                                         -------------       -------------
    Total current liabilities                                1,335,051           1,131,383

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
    5.000,000 shares authorized                                      -                   -
  Common stock, $.001 par value,
    20,000,000 shares authorized;
    6,671,237 shares issued and outstanding
    at December 31, 1996 and September 30, 1996                  6,672               6,672
  Additional paid-in capital                                34,172,618          34,172,618
  Deficit accumulated during the development stage         (14,701,463)        (13,936,903)
  Deferred compensation                                       (101,783)           (118,739)
                                                         -------------       -------------
    Total stockholders' equity                              19,376,044          20,123,648
                                                         -------------       -------------
      Total liabilities and stockholders' equity         $  20,711,095       $  21,255,031
                                                         -------------       -------------
                                                         -------------       -------------

SEE NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS (UNAUDITED)

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)

                                               Three Months Ended           October 23, 1989
                                                  December 31                (inception) to
                                            1996                1995        December 31, 1996
                                        ----------          ----------      -----------------
Operating expenses:
  Product development                   $  539,592          $  219,388       $  10,540,850
  Business development                      63,754              31,388             125,754
  General and administrative               408,266             178,299           7,934,073
                                        ----------          ----------       -------------
    Total operating expenses             1,011,612             429,075          18,600,677


Other income (expense):
  Investment income                        265,242               3,539             552,972
  Interest expense                         (17,333)           (131,214)         (1,921,142)
  Other expense                               (857)            (14,129)           (102,645)
  Research grant revenue                         -                   -           2,946,001
  Gain on sale of subsidiary                     -                   -           2,288,474
                                        ----------          ----------       -------------
    Total other income (expense)           247,052            (141,804)          3,763,660
                                        ----------          ----------       -------------

Discontinued operations:
  Loss from operation of discontinued
    diagnostic division                          -                   -            (347,608)
  Gain on sale of diagnostic division            -                   -             483,162
                                                                             -------------
Net loss                                $ (764,560)         $ (570,879)      $ (14,701,463)
                                        ----------          ----------       -------------
                                        ----------          ----------       -------------

Net loss per share of common stock      $    (0.11)         $    (0.12)
                                        ----------          ----------
                                        ----------          ----------

Weighted average shares outstanding      6,671,237           4,945,450
                                        ----------          ----------
                                        ----------          ----------

SEE NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS (UNAUDITED)

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)

                                                                Three Months Ended
                                                                    December 31           October 23, 1989
                                                            -------------------------      (inception) to
                                                                1996           1995       December 31, 1996
                                                            -------------------------     -----------------
OPERATING ACTIVITIES:
 Net loss                                                   $ (764,560)    $ (570,879)    $   (14,701,463)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                 37,289         10,065             818,433
  Amortization of premium on investments                        43,706              -              43,706
  Stock options issued as compensation                          16,956              -             293,216
  Gain on sale of subsidiary                                         -              -          (2,288,474)
  Loss on write-off of patents                                       -              -             189,068
  Loss on disposal of property & equipment                           -              -             128,248
  Loss on write-off of receivable from related party                 -              -             147,803
  Other                                                              -              -              27,032
  Write-off of obsolete inventory                                    -              -              24,669
  Gain on sale of diagnostic division                                -              -            (483,162)
  Loss on write-off of purchased research
    and development                                                  -              -           2,646,166
  Cumulative effect of reorganization                                -              -           1,152,667
  Changes in operating assets and liabilities:
    Accrued interest and other current assets                 (269,352)        (4,626)           (978,637)
    Other assets                                              (200,000)       (24,016)           (351,200)
    Accounts payable                                           332,992         25,391             738,752
    Accrued expenses                                          (129,324)       264,379             370,509
                                                            ----------     ----------     ---------------
      Net cash used in operating activities                   (932,293)      (299,686)        (12,222,667)

 INVESTING ACTIVITIES:
 Purchases of marketable securities                         (2,346,955)             -         (17,420,943)
 Additions to patents                                         (475,610)       (75,622)         (2,318,397)
 Purchases of property and equipment                          (184,844)             -            (993,085)
 Cash acquired in acquisition of business                            -              -             985,356
 Proceeds from sale of diagnostic division                           -              -             496,555
                                                            ----------     ----------     ---------------
  Net cash used by investing activities                     (3,007,409)       (75,622)        (19,250,514)

 FINANCING ACTIVITIES:
 Proceeds from issuance of notes payable and
  long term debt                                                     -         81,675           4,576,423
 Payments on notes payable and long-term debt                        -     (2,260,000)         (2,770,505)
 Proceeds from issuance of notes payable to
  related parties                                                    -              -           4,982,169
 Payments on notes payable to related parties                        -              -          (1,329,885)
 Net proceeds from issuance of common stock
  and warrants                                                       -              -          25,657,866
 Net proceeds from issuance of preferred stock                       -      2,250,000             487,500
                                                            ----------     ----------     ---------------
  Net cash provided by financing activities                          -         71,675          31,603,568
                                                            ----------     ----------     ---------------
 Net increase (decrease) in cash and cash equivalents       (3,939,702)      (303,633)            130,387

 Cash and cash equivalents at beginning of period            4,070,089        512,928                   -
                                                            ----------     ----------     ---------------

 Cash and cash equivalents at end of period                 $  130,387     $  209,295          $ 130,387
                                                            ----------     ----------     ---------------
                                                            ----------     ----------     ---------------

SEE NOTES TO FINANCIAL STATEMENTS.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)



1.  PRINCIPLES OF INTERIM PERIOD REPORTING

Maxim Pharmaceuticals, Inc. (the "Company") has not earned significant revenues from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("FAS 7").

In the opinion of the Company, the unaudited financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of December 31, 1996 and September 30, 1996, and the results of operations for the three months ended December 31, 1996 and 1995 and from inception (October 23, 1989) to December 31, 1996. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)


THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER "RISK FACTORS" AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1996, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE UNCERTAINTIES ASSOCIATED WITH PRODUCT DEVELOPMENT, THE RISK THAT PRODUCTS THAT APPEARED PROMISING IN EARLY CLINICAL TRIALS DO NOT DEMONSTRATE EFFICACY IN LARGER-SCALE CLINICAL TRIALS, THE RISK THAT CLINICAL TRIALS WILL NOT COMMENCE WHEN PLANNED, THE RISK THAT THE COMPANY WILL NOT BE ABLE TO COMPLETE CORPORATE COLLABORATIONS.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED DECEMBER 31, 1996 AND 1995

PRODUCT DEVELOPMENT EXPENSES - For the quarter ended December 31, 1996, product development expenses were $540,000, an increase of $320,000, or 146%, over the same period in the prior year. This increase was primarily attributable to increased activity related to cancer clinical trials of the Company's MAXAMINE-TM- therapy, including hiring additional clinical and development personnel, and consulting and other costs associated with preparation for planned Phase III clinical trials in the United States. The current quarter increase also resulted from increased efforts relating to preclinical development of the Company's MAXVAX-TM- mucosal vaccine technology, including the addition of laboratory personnel and establishment of internal research capabilities.

BUSINESS DEVELOPMENT AND GENERAL AND ADMINISTRATIVE EXPENSES - For the quarter ended December 31, 1996, business development expenses totaled $64,000, approximately double the $31,000 in expense recorded in the same quarter in the prior year. This increase was due to additional personnel and other resources devoted to corporate partnering efforts and market evaluations. General and administrative expenses for the quarter ended December 31, 1996 increased $229,000, or 129%, over the prior year quarter and totaled $408,000. This increase is in a large part due to the increased personnel, insurance, reporting and compliance costs associated with operation as a public company.

OTHER INCOME (EXPENSE) - Investment income was $265,000 for the quarter ended December 31, 1996, compared to $4,000 for the same period in the prior year, due to income on the proceeds of the Company's initial public offering completed in July 1996. Interest expense was $17,000 compared to $131,000 for the same quarter in the prior year; the current quarter decrease is due to the repayment of approximately $2.85 million of notes payable and long-term debt subsequent to the end of the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the sale of its equity securities, including an initial public offering of common stock and redeemable common stock purchase warrants in July 1996 which provided approximately $18.2 million, net of financing costs, to the Company.

As of December 31, 1996, the Company had cash, cash equivalents and investments totaling approximately $17.5 million. For the quarter ended December 31, 1996, net cash used in the Company's operating activities was approximately $932,000. The Company expects its cash requirements to increase significantly in future periods as it conducts additional product development activities including internal product research, development and testing, preclinical studies and clinical testing of its potential products and marketing of any products that are developed. Among the specific planned activities which are expected to result in an increase in cash requirements are the commencement of Phase III clinical trials in the U.S. for the MAXAMINE therapy, and an expansion of internal capabilities and increased research efforts relating to preclinical development of the MAXVAX technology.

The Company's cash requirements may vary materially from those now planned because of the results of research, development and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements and the development of the Company's product commercialization activities. As a result of these factors, it is difficult to predict accurately the timing and amount of the Company's cash requirements.

In order to successfully commercialize any of its products, the Company expects that it will ultimately be required to seek additional funds through public or private financings or collaborative arrangements with corporate partners. The issuance of additional equity securities could result in substantial dilution to the Company's stockholders. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. The failure to fund its capital requirements would have a material adverse effect on the Company's business.

The Company has never paid a cash dividend and does not contemplate the payment of cash dividends in the foreseeable future.

PART II-OTHER INFORMATION

a.)  EXHIBITS

EXHIBIT NUMBER           DESCRIPTION OF EXHIBIT

     10.18               Amended and restated 1993 Long-Term Incentive Plan.

     10.19 Employment Agreement dated October 1, 1996 between the Registrant and Kurt R. Gehlsen.

     10.20 Employment Agreement dated October 1, 1996 between the Registrant and Dale A. Sander.

     10.21 Employment Agreement dated November 12, 1996 between the Registrant and Larry G. Stambaugh.


b.)  REPORTS ON FORM 8-K

DATE OF  REPORT          ITEM REPORTED            FINANCIAL STATEMENTS FILED

None                              None                              No





                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Maxim Pharmaceuticals, Inc.



Date:  February 7, 1997        /s/  Dale A. Sander
                              -------------------------
                              Dale A. Sander
                              Chief Financial Officer
                              (Principal Accounting Officer and Officer
                              duly authorized to sign this report on
                              behalf of the registrant)