Form 10-Q
period 1997-03-31
MAXIM PHARMACEUTICALS INC
filed 1997-05-05
CIK 1013351

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549


                                   FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                       FOR THE QUARTER ENDED MARCH 31, 1997

                                       or

[   ] Transition report pursuant to Section 13 or 15(d) of Securities
      Exchange Act of 1934


                          Commission file number 1-14430


                            MAXIM PHARMACEUTICALS, INC.
              (Exact name of registrant as specified in its charter)



               Delaware                              87-0279983
       ---------------------------------------------------------------------
       (State of incorporation)         (I.R.S. Employer Identification No.)


        3099 Science Park Road, Suite 150, San Diego, CA          92121
       ---------------------------------------------------------------------
           (Address of principal executive offices)            (Zip  Code)

                                 (619) 453-4040
             ----------------------------------------------------
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

As of May 5, 1997, the registrant had 6,671,246 shares of Common Stock, $.001 par value, outstanding.

                            MAXIM PHARMACEUTICALS, INC.
                           (A Development Stage Company)



                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page
                                                                        ----
     Item 1.   Financial Statements

               Balance Sheets -
               March 31, 1997 (unaudited) and September 30, 1996.....     1

               Statements of Operations (unaudited) -
               Three Months and Six Months Ended March 31, 1997
               and 1996, and from Inception (October 23, 1989)
               through March 31, 1997................................     2

               Statements of Cash Flows (unaudited) -
               Six Months Ended March 31, 1997 and 1996
               and from Inception (October 23, 1989) through
               March 31, 1997........................................     3

               Notes to Financial Statements.........................     4



     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........     5


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings.....................................     7


     Item 4.   Submission of Matters to a Vote of Security Holders...     7


     Item 6.   Exhibits and Reports on Form 8-K......................     7


SIGNATURE   .........................................................     8

BALANCE SHEETS

MAXIM PHARMACEUTICALS, INC.  (A DEVELOPMENT STAGE COMPANY)


                                                       MARCH 31, 1997           September 30, 1996
                                                       --------------           -------------------
                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                             $  1,355,457                  $   4,070,089
 Short-term investments in marketable securities         11,535,617                     12,563,622
 Accrued interest and other current assets                  662,339                        709,285
                                                       --------------           -------------------
               Total current assets                      13,553,413                     17,342,996

Investments in marketable securities                      3,609,500                      2,510,366
Patents and licenses, net                                 1,811,098                      1,367,235
Property and equipment, net                                 609,376                         31,037
Deposits                                                    203,397                          3,397
                                                       --------------           -------------------
               Total assets                            $ 19,786,784                  $  21,255,031
                                                       --------------           -------------------
                                                       --------------           -------------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Accounts payable                                  $    754,770                  $     405,760
     Accrued expenses                                       580,368                        478,623
     Current portion of long-term debt                      264,008                        247,000
                                                       --------------           -------------------
          Total current liabilities                       1,599,146                      1,131,383

     Long-term debt, less current portion                   391,187                              -


STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5.000,000 shares
   authorized                                                     -                              -
  Common stock, $.001 par value,  20,000,000 shares
   authorized; 6,671,246 and 6,671,237 shares issued
   and outstanding at March 31, 1997 and September 30,
   1996, respectively.                                        6,672                          6,672
  Additional paid-in capital                             34,172,686                     34,172,618
  Deficit accumulated during the development stage      (16,298,081)                   (13,936,903)
  Deferred compensation                                     (84,826)                      (118,739)
                                                       --------------           -------------------
          Total stockholders' equity                     17,796,451                     20,123,648
                                                       --------------           -------------------
               Total liabilities and stockholders'
                equity                                 $ 19,786,784                  $  21,255,031
                                                       --------------           -------------------
                                                       --------------           -------------------

SEE NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS (UNAUDITED)

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)

                                            Three Months Ended            Six Months Ended         October 23, 1989
                                                March 31                      March 31              (inception) to
                                           1997           1996          1997             1996       March 31, 1997
                                        -------------  -----------   -------------   -----------  ----------------
Operating expenses:
  Product development                   $  1,215,456   $  593,896    $  1,755,048    $  813,284   $  11,756,306
  Business development                        99,425       24,597         163,179        55,985         225,179
  General and administrative                 493,119      208,790         901,385       387,089       8,427,192
                                        -------------  -----------   -------------   -----------  ----------------
    Total operating expenses               1,808,000      827,283       2,819,612     1,256,358      20,408,677


Other income (expense):
  Investment income                          239,918        3,369         505,160         6,908         792,890
  Interest expense                           (14,972)     (21,411)        (32,305)     (152,625)     (1,936,114)
  Other expense                              (13,564)     (76,684)        (14,421)      (90,813)       (116,209)
  Research grant revenue                           -            -               -             -       2,946,001
  Gain on sale of subsidiary                       -            -               -             -       2,288,474
                                        -------------  -----------   -------------   -----------  ----------------
    Total other income (expense)             211,382      (94,726)        458,434      (236,530)      3,975,042
                                        -------------  -----------   -------------   -----------  ----------------

Discontinued operations:
  Loss from operation of discontinued
    diagnostic division                            -            -               -             -        (347,608)
  Gain on sale of diagnostic division              -            -               -             -         483,162
                                        -------------  -----------   -------------   -----------  ----------------

Net loss                                $ (1,596,618)  $  (922,009)  $ (2,361,178)   $(1,492,888)  $(16,298,081)
                                        -------------  -----------   -------------   -----------  ----------------
                                        -------------  -----------   -------------   -----------  ----------------


Net loss per share of common stock      $      (0.24)  $     (0.16)  $      (0.35)   $     (0.28)
                                        -------------  -----------   -------------   -----------


Weighted average shares outstanding        6,671,238     5,874,383      6,671,238      5,407,379
                                        -------------  -----------   -------------   -----------

SEE NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS (UNAUDITED)

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)

                                                                   Six Months Ended
                                                                       March 31               October 23, 1989
                                                           ------------------------------      (inception) to
                                                               1997               1996         March 31, 1997
                                                           -----------       -------------    -----------------
OPERATING ACTIVITIES:
 Net loss                                                  $(2,361,178)      $  (1,492,888)     $ (16,298,081)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                             103,347               7,131            884,491
     Amortization of premium on investments                     84,308                   -             84,308
     Stock options issued as compensation                       33,913                   -            310,173
     Gain on sale of subsidiary                                      -                   -         (2,288,474)
     Loss on write-off of patents                                    -                   -            189,068
     Loss on disposal of property & equipment                        -             128,248            128,248
     Loss on write-off of receivable from related party              -             100,000            147,803
     Other                                                           -                   -             27,032
     Write-off of obsolete inventory                                 -                   -             24,669
     Gain on sale of diagnostic division                             -                   -           (483,162)
     Loss on write-off of purchased research
          and development                                            -                   -          2,646,166
     Cumulative effect of reorganization                             -                   -          1,152,667
     Changes in operating assets and liabilities:
          Accrued interest and other current assets             46,946             (10,070)          (662,339)
          Other assets                                        (200,000)            (15,574)          (351,200)
          Accounts payable                                     349,010             (30,067)           754,770
          Accrued expenses                                     101,745             104,508            601,578
                                                            ----------          ----------        -----------
          Net cash used in operating activities             (1,841,909)         (1,208,712)       (13,132,283)

INVESTING ACTIVITIES:
Purchases of marketable securities                          (8,151,437)                  -        (23,225,425)
Maturities of marketable securities                          7,996,000                   -          7,996,000
Additions to patents                                          (513,201)           (115,227)        (2,355,988)
Purchases of property and equipment                           (612,348)             (3,481)        (1,420,589)
Cash acquired in acquisition of business                             -                   -            985,356
Proceeds from sale of diagnostic division                            -                   -            496,555
                                                            ----------          ----------        -----------
     Net cash used by investing activities                  (1,280,986)           (118,708)       (17,524,091)

FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and
     long term debt                                            408,195              81,675          4,984,618
Payments on notes payable and long-term debt                         -          (2,260,000)        (2,770,505)
Proceeds from issuance of notes payable to
     related parties                                                 -                   -          4,982,169
Payments on notes payable to related parties                         -                   -         (1,329,885)
Net proceeds from issuance of common stock
     and warrants                                                   68           4,301,498         25,657,934
Net proceeds from issuance of preferred stock                        -                   -            487,500
                                                            ----------          ----------         -----------
     Net cash provided by financing activities                 408,263           2,123,173         32,011,831
                                                            ----------          ----------         -----------
Net increase (decrease) in cash and cash equivalents        (2,714,632)            795,753          1,355,457

Cash and cash equivalents at beginning of period             4,070,089             512,928                  -
                                                          ------------        ------------        ------------
Cash and cash equivalents at end of period                 $ 1,355,457       $   1,308,681        $ 1,355,457
                                                          ------------        ------------        ------------

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

In the opinion of the Company, the unaudited financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of March 31, 1997 and September 30, 1996, and the results of operations for the three months and six months ended March 31, 1997 and 1996 and from inception (October 23, 1989) to March 31, 1997. The results of operations for the three months and six months ended March 31, 1997 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1996.


2.  LINE OF CREDIT AGREEMENT

In March 1997 the Company entered into a line of credit agreement with a bank. Under the agreement the Company may borrow up to $900,000 during 1997 to fund qualified equipment purchases. At January 1, 1998 any outstanding advances under the line of credit will convert to a term loan payable in equal installments over 48 months, including interest at prime plus 0.5%. The loan is secured by all assets of the Company. At March 31, 1997, aggregate advances under the line of credit totaled $408,195.


3.  CONTINGENCY

In April 1996, the Company received a demand letter from an attorney representing the former President and Chief Operating Officer and Chief Financial Officer of the Company (the "Former Employees"). In the letter, the Former Employees made claims for certain purported damages in contract and in tort arising out of the termination of the Former Employees' employment with the Company. In addition, the Former Employees asserted possible punitive damages and damages based on emotional distress. The Former Employees also claimed the right to vested options of the Company's common stock, which options have subsequently terminated. In March 1997 the Former Employees filed a complaint in the Superior Court in the State of California, County of San Diego (the "Complaint") seeking claims for certain purported damages in contract and in tort arising from their respective terminations. The aggregate amount of economic damages, punitive damages and damages based on emotional distress claimed by the Former Employees in the Complaint approximated $14 million. The Company has not received any communication from the Former Employees regarding the Complaint, and the Company has not been formally served with a summons. Although the Company's intention is to contest any such claims vigorously when and if the complaint is served, there can be no assurances as to the eventual outcome of such claims or their effect on the Company's financial condition and results of operations. In addition, an adverse determination in any litigation arising from these claims or the settlement of such claims could have a material adverse effect on the Company, its financial condition and its results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)


THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER "RISK FACTORS" AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1996, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE UNCERTAINTIES ASSOCIATED WITH PRODUCT DEVELOPMENT, THE RISK THAT PRODUCTS THAT APPEARED PROMISING IN EARLY CLINICAL TRIALS DO NOT DEMONSTRATE EFFICACY IN LARGER-SCALE CLINICAL TRIALS, THE RISK THAT CLINICAL TRIALS WILL NOT COMMENCE WHEN PLANNED AND THE RISK THAT THE COMPANY WILL NOT BE ABLE TO COMPLETE CORPORATE COLLABORATIONS.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996

PRODUCT DEVELOPMENT EXPENSES - For the quarter ended March 31, 1997, product development expenses were $1,215,000, an increase of $622,000, or 105%, over the same period in the prior year. This increase was primarily attributable to increased activity related to cancer clinical trials of the Company's MAXAMINE-TM- therapy, including hiring additional clinical and development personnel, and consulting and other costs associated with preparation for planned Phase III clinical trials in the United States. The current quarter increase also resulted from increased efforts relating to preclinical development of the Company's MAXVAX-TM- mucosal vaccine technology, including the addition of laboratory personnel and establishment of internal research capabilities.

For the six months ended March 31, 1997, product development costs were $1,755,000, an increase of $942,000, or 116%, over the same period of the prior year. The increase resulted from the Phase III clinical trial efforts and the expansion of other product development activities described above.

BUSINESS DEVELOPMENT AND GENERAL AND ADMINISTRATIVE EXPENSES - For the quarter ended March 31, 1997, business development expenses totaled $99,000, an increase of $75,000 over the $25,000 in expense recorded in the same quarter in the prior year. This increase was due to additional personnel and other resources devoted to corporate partnering efforts and market evaluations. General and administrative expenses for the quarter ended March 31, 1997 increased $284,000, or 136%, over the prior year quarter and totaled $493,000. This increase is in a large part due to the increased personnel, insurance, reporting and compliance costs associated with operation as a public company.

Business development costs for the six month period ended March 31, 1997 totaled $163,000, an increase of $107,000, or 191%, over the same period of the prior year. General and administrative expenses for the six month period ended March 31, 1997 increased $514,000, or 133%, over the same period of the prior year to $901,000. Both of these increases resulted from the expanded activities described above.

OTHER INCOME (EXPENSE) - Investment income was $240,000 for the quarter ended March 31, 1997, compared to $3,000 for the same period in the prior year, due to income on the proceeds of the Company's initial public offering completed in July 1996. Interest expense for the current quarter was $15,000, consistent with the $21,000 expense for the same quarter in the prior year.

Investment income was $505,000 for the six month period ended March 31, 1997, compared to $7,000 for the same period in the prior year, due to the income on the offering proceeds described above. Interest expense was $32,000 compared to $153,000 for the six month period in the prior year. The current year decrease is due to the repayment of approximately $2.85 million of notes payable and long-term debt subsequent to December, 1995.

NET LOSS - Net loss for the quarter ended March 31, 1997 totaled $1,567,000, a 70% increase over the prior year's second quarter loss of $922,000. This increase is a result of the expanded product development, business development and general corporate efforts discussed above. Net loss per share of common stock for the quarter ended March 31, 1997 was $.23, a 44% increase from the prior years second quarter loss of $.16 per share.

Net loss for the six months ended March 31, 1997 totaled $2,331,000, an increase of $838,000, or 56% over the same period of the prior year. Net loss per share of common stock for the six month period was $.35, a 25% increase over the loss of $.28 per share for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the sale of its equity securities, including an initial public offering of common stock and redeemable common stock purchase warrants in July 1996 which provided approximately $18.2 million, net of financing costs, to the Company.

As of March 31, 1997, the Company had cash, cash equivalents and investments totaling approximately $16.5 million. For the six months ended March 31, 1997, net cash used in the Company's operating activities was approximately $1,842,000. The Company expects its cash requirements to increase significantly in future periods as it conducts additional product development activities including internal product research, development and testing, preclinical studies and clinical testing of its potential products and marketing of any products that are developed. Among the specific planned activities which are expected to result in an increase in cash requirements are the commencement of Phase III clinical trials in the U.S. for the MAXAMINE therapy, and an expansion of internal capabilities and increased research efforts relating to preclinical development of the MAXVAX technology.

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

PART II-OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In April 1996, the Company received a demand letter from an attorney representing the former President and Chief Operating Officer and Chief Financial Officer of the Company (the "Former Employees"). In the letter, the Former Employees made claims for certain purported damages in contract and in tort arising out of the termination of the Former Employees' employment with the Company. In addition, the Former Employees asserted possible punitive damages and damages based on emotional distress. The Former Employees also claimed the right to vested options of the Company's common stock, which options have subsequently terminated. In March 1997 the Former Employees filed a complaint in the Superior Court in the State of California, County of San Diego (the "Complaint") seeking claims for certain purported damages in contract and in tort arising from their respective terminations. The aggregate amount of economic damages punitive damages and damages based on emotional distress claimed by the Former Employees in the Complaint approximated $14 million. The Company has not received any communication from the Former Employees regarding the Complaint, and the Company has not been formally served with a summons. Although the Company's intention is to contest any such claims vigorously when and if the complaint is served, there can be no assurances as to the eventual outcome of such claims or their effect on the Company's financial condition and results of operations. In addition, an adverse determination in any litigation arising from these claims or the settlement of such claims could have a material adverse effect on the Company, its financial condition and its results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders on February 10, 1997, the following matters were voted on and approved:

1. Two Directors were elected to the Board of Directors to hold office for a three-year term or until their successors are elected and qualified. The following persons were elected: G. Steven Burrill and F. Duwaine Townsen. 5,511,047 shares of Common Stock, or 99.0% of the shares voting, voted in favor of all the nominees for Director listed in the Proxy Statement. There were no votes against any Director and 55,000, or 1.0% of the shares voting, abstained. The remaining three Directors, Per-Olof Martensson, Larry G. Stanbaugh, and Colin B. Bier, Ph.D continue in office until future Annual Meetings.

2. Approval of the 1993 Long-Term Incentive Plan, as amended to, among other things, increase the aggregate number of shares authorized for issuance under the Incentive Plan from a total of 800,000 shares to 1,000,000 shares. 4,268,608 shares of Common Stock, or 93% of the shares voting, voted in favor of the proposal. 317,133 shares, or 6.9% of the voting shares, voted against the proposal, 4,700 shares, or 0.1% of the voting shares, abstained, and 975,606 shares were broker non-votes.

3. The Boards selection of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ended September 30, 1997 was ratified. 5,512,447 shares of Common Stock, or 99% of the shares voting, voted in favor of the proposal. 53,600 shares, or 1.0% of the voting shares, voted against the proposal, and no shares abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS

Exhibit Number                       Description of Exhibit
--------------                       ----------------------

   10.22 Loan and Security Agreement between the Registrant and Silicon Valley Bank



B.)  REPORTS ON FORM 8-K

Date of Report               Item Reported           Financial Statements Filed
--------------               -------------           --------------------------

None                                 None                                  No

















Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    Maxim Pharmaceuticals,  Inc.



Date:  May 5, 1997        /s/ Dale A. Sander
                          ------------------------
                          Dale A. Sander
                          Chief Financial Officer
                          (Principal Accounting Officer and Officer
                          duly authorized to sign this report on
                          behalf of the registrant)