Form 10-Q
period 1997-06-30
MAXIM PHARMACEUTICALS INC
filed 1997-08-01
CIK 1013351

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C.  20549

                                      FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                         FOR THE QUARTER ENDED JUNE 30, 1997

                                          or

[ ] Transition report pursuant to Section 13 or 15(d) of Securities Exchange
    Act of 1934


                            Commission file number 1-14430


                             MAXIM PHARMACEUTICALS, INC.
                (Exact name of registrant as specified in its charter)



               Delaware                           87-0279983
         --------------------------------------------------------------------
       (State of incorporation)      (I.R.S. Employer Identification No.)


     3099 Science Park Road, Suite 150, San Diego, CA         92121
         --------------------------------------------------------------------
         (Address of principal executive offices)          (Zip  Code)

                                    (619) 453-4040
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X   No
                                         -----    -----

As of August 1, 1997, the registrant had 6,671,246 shares of Common Stock, $.001 par value, outstanding.

                             MAXIM PHARMACEUTICALS, INC.
                            (A Development Stage Company)



                                        INDEX

PART I - FINANCIAL INFORMATION                                            PAGE
------------------------------                                            ----

    Item 1.   Financial Statements

              Balance Sheets -
              June 30, 1997 (unaudited) and September 30, 1996. . . . . .   1

              Statements of Operations (unaudited) -
              Three Months and Nine Months Ended June 30, 1997
              and 1996, and from Inception (October 23, 1989)
              through June 30, 1997 . . . . . . . . . . . . . . . . . . .   2

              Statements of Cash Flows (unaudited) -
              Nine Months Ended June 30, 1997 and 1996
              and from Inception (October 23, 1989) through
              June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . .   3

              Notes to Financial Statements . . . . . . . . . . . . . . .   4



    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations . . . . . . .   5


PART II - OTHER INFORMATION
---------------------------

    Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   7


    Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .   7


SIGNATURE     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

BALANCE SHEETS

MAXIM PHARMACEUTICALS, INC.  (A DEVELOPMENT STAGE COMPANY)

                                                                  JUNE 30, 1997   September 30, 1996
                                                                  -------------   ------------------
ASSETS                                                             (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                        $    170,091     $     4,070,089
  Short-term investments in marketable securities                    10,887,863          12,563,622
  Accrued interest and other current assets                             549,247             709,285
                                                                  --------------   -----------------
    Total current assets                                             11,607,201          17,342,996

Investments in marketable securities                                  3,216,603           2,510,366
Patents and licenses, net                                             1,807,048           1,367,235
Property and equipment, net                                             681,898              31,037
Deposits                                                                203,396               3,397
                                                                  --------------   -----------------
    Total assets                                                   $ 17,516,146     $    21,255,031
                                                                  --------------   -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                                                 $    480,050     $       405,760
  Accrued expenses                                                      549,599             478,623
  Current portion of long-term debt                                      78,317             247,000
                                                                  --------------   -----------------
    Total current liabilities                                         1,107,966           1,131,383

  Long-term debt, less current portion                                  548,216                   -


STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000 shares authorized               -                   -
  Common stock, $.001 par value,  20,000,000 shares authorized;
    6,671,246 and 6,671,237 shares issued and outstanding at
    June 30, 1997 and September 30, 1996, respectively.                   6,672               6,672
  Additional paid-in capital                                         34,172,686          34,172,618
  Deficit accumulated during the development stage                  (18,251,524)        (13,936,903)
  Deferred compensation                                                 (67,870)           (118,739)
                                                                  --------------   -----------------
    Total stockholders' equity                                       15,859,964          20,123,648
                                                                  --------------   -----------------
        Total liabilities and stockholders' equity                 $ 17,516,146     $    21,255,031
                                                                  --------------   -----------------

SEE NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS (UNAUDITED)

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)

                                                Three Months Ended               Nine Months Ended         October 23, 1989
                                                      June 30                        June 30                (inception) to
                                              1997           1996               1997          1996            June 30, 1997
                                          --------------  ------------     --------------  ------------      ---------------
Operating expenses:
  Product development                     $  1,538,480    $  341,777       $  3,293,528   $  1,078,306       $  13,294,786
  Business development                         121,716        23,825            284,895         79,810             346,895
  General and administrative                   493,331       482,883          1,394,716        946,727           8,920,523
                                          --------------  ------------     --------------  ------------      ---------------
   Total operating expenses                  2,153,527       848,485          4,973,139      2,104,843          22,562,204


Other income (expense):
  Investment income                            226,982        11,531            732,142         22,843           1,019,872
  Interest expense                             (27,964)      (24,042)           (60,269)      (176,667)         (1,964,078)
  Other expense                                  1,066       (24,414)           (13,355)      (119,631)           (115,143)
  Research grant revenue                             -             -                  -              -           2,946,001
  Gain on sale of subsidiary                         -             -                  -              -           2,288,474
                                          --------------  ------------     --------------  ------------      ---------------
   Total other income (expense)                200,084       (36,925)           658,518       (273,455)         4,175,126
                                          --------------  ------------     --------------  ------------      ---------------

Discontinued operations:
  Loss from operation of discontinued
   diagnostic division                               -             -                  -              -            (347,608)
  Gain on sale of diagnostic division                -             -                  -              -             483,162
                                          --------------  ------------     --------------  ------------      ---------------

Net loss                                  $ (1,953,443)   $ (885,410)      $ (4,314,621)   $(2,378,298)      $ (18,251,524)
                                          --------------  ------------     --------------  ------------      ---------------


Net loss per share of common stock        $      (0.29)   $    (0.14)      $      (0.65)   $     (0.42)
                                          --------------  ------------     --------------  ------------


Weighted average shares outstanding          6,671,246     6,154,752          6,671,240      5,655,594
                                          --------------  ------------     --------------  ------------


SEE NOTES TO FINANCIAL STATEMENTS



                                                                 Nine Months Ended
                                                                      June 30                October 23, 1989
                                                          -------------------------------     (inception) to
                                                              1997            1996             June 30, 1997
                                                          ---------------  --------------    -----------------
OPERATING ACTIVITIES:
 Net loss                                                $ (4,314,621)     $ (2,378,298)     $(18,251,524)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                              180,787            27,113           961,931
   Amortization of premium on investments                     123,664                 -           123,664
   Stock options issued as compensation                        50,869           249,568           327,129
   Gain on sale of subsidiary                                       -                 -        (2,288,474)
   Loss on write-off of patents                                53,339                 -           242,407
   Loss on disposal of property & equipment                         -           128,248           128,248
   Loss on write-off of  receivable from related party              -           100,000           147,803
   Other  -                                                         -                              27,032
   Write-off of obsolete inventory                                  -                 -            24,669
   Gain on sale of diagnostic division                              -                 -          (483,162)
   Loss on write-off of purchased research
       and development                                              -                 -         2,646,166
   Cumulative effect of reorganization                              -                 -         1,152,667
   Changes in operating assets and liabilities:
       Accrued interest and other current assets              160,038            12,376          (549,247)
       Other assets                                          (200,000)           16,141          (351,200)
       Accounts payable                                        74,291           (55,220)          480,051
       Accrued expenses                                        70,974                 -           570,807
                                                          -------------    --------------    ---------------
          Net cash used in operating activities            (3,800,659)       (1,900,072)      (15,091,033)

INVESTING ACTIVITIES:
Purchases of marketable securities                        (10,340,141)                -       (25,414,129)
Maturities of marketable securities                        11,186,000                 -        11,186,000
Additions to patents                                         (603,377)         (145,227)       (2,446,164)
Purchases of property and equipment                          (721,422)          (13,838)       (1,529,663)
Cash acquired in acquisition of business                            -                 -           985,356
Proceeds from sale of diagnostic division                           -                 -           496,555
                                                          -------------    --------------    ---------------
   Net cash used by investing activities                     (478,940)         (159,065)      (16,722,045)

FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and
   long term debt                                             626,533                 -         5,202,956
Payments on notes payable and long-term debt                 (247,000)       (2,141,293)       (3,017,505)
Proceeds from issuance of notes payable to
   related parties                                                  -          (106,000)        4,982,169
Payments on notes payable to related parties                        -                 -        (1,329,885)
Net proceeds from issuance of common stock
   and warrants                                                    68         5,706,795        25,657,934
Net proceeds from issuance of preferred stock                       -                 -           487,500
                                                          -------------    --------------    ---------------
   Net cash provided by financing activities                  379,601         3,459,502        31,983,169
                                                          -------------    --------------    ---------------
Net increase (decrease) in cash and cash equivalents       (3,899,998)        1,400,365           170,091

Cash and cash equivalents at beginning of period            4,070,089           512,928                 -
                                                          -------------    --------------    ---------------

Cash and cash equivalents at end of period                $   170,091      $  1,913,293      $    170,091
                                                          -------------    --------------    ---------------


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

In the opinion of the Company, the unaudited financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of June 30, 1997 and September 30, 1996, and the results of operations for the three months and nine months ended June 30, 1997 and 1996 and from inception (October 23, 1989) to June 30, 1997. The results of operations for the three months and nine months ended June 30, 1997 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1996.


2.  LINE OF CREDIT AGREEMENT AND NOTE PAYABLE

LINE OF CREDIT AGREEMENT - In March 1997 the Company entered into a line of credit agreement with a bank. Under the agreement the Company may borrow up to $900,000 during 1997 to fund qualified equipment purchases. At January 1, 1998 any outstanding advances under the line of credit will convert to a term loan payable in equal installments over 48 months, including interest at prime plus 0.5%. The loan is secured by all assets of the Company. At June 30, 1997, aggregate advances under the line of credit totaled $626,533.

NOTE PAYABLE - In July 1993, the Company issued a note payable to a company for $600,000 in partial consideration for certain worldwide exclusive rights related to its Maxamine-TM- technology. In June 1997, the Company made the final payment of principal of $247,000 due under the note.

3.  CONTINGENCY

In March 1997 the former President and Chief Operating Officer and Chief Financial Officer of the Company (the "Former Employees") filed a complaint in the Superior Court in the State of California, County of San Diego (the "Complaint") seeking claims for certain purported damages in contract and in tort arising from their respective terminations of employment with the Company. In addition, the Former Employees asserted possible punitive damages and damages based on emotional distress. The Former Employees also claimed the right to vested options of the Company's common stock. The aggregate amount of economic damages, punitive damages and damages based on emotional distress claimed by the Former Employees in the Complaint approximated $14 million. Although the Company's intention is to contest any such claims vigorously, there can be no assurances as to the eventual outcome of such claims or their effect on the Company's financial condition and results of operations. In addition, an adverse determination in any litigation arising from these claims or the settlement of such claims could have a material adverse effect on the Company, its financial condition and its results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)


THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER "RISK FACTORS" AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1996, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE UNCERTAINTIES ASSOCIATED WITH PRODUCT DEVELOPMENT, THE RISK THAT PRODUCTS THAT APPEARED PROMISING IN EARLY CLINICAL TRIALS DO NOT DEMONSTRATE EFFICACY IN LARGER-SCALE CLINICAL TRIALS, THE RISK THAT CLINICAL TRIALS WILL NOT COMMENCE WHEN PLANNED, RISKS RELATED TO REGULATORY APPROVAL OF THE COMPANY'S PRODUCT, AND THE RISK THAT THE COMPANY WILL NOT BE ABLE TO COMPLETE CORPORATE COLLABORATIONS.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996

PRODUCT DEVELOPMENT EXPENSES - For the quarter ended June 30, 1997, product development expenses were $1,538,480, an increase of $1,196,703, or 350%, over the same period in the prior year. This increase was primarily attributable to increased activity related to cancer clinical trials of the Company's MAXAMINE-TM- therapy, including hiring additional clinical and development personnel, contract research organization costs, and consulting and other costs associated with commencement in June 1997 of Phase III clinical trials in the United States. The current quarter increase also resulted from increased efforts relating to preclinical development of the Company's MAXVAX-TM- mucosal vaccine technology, including the addition of laboratory personnel and establishment of internal research capabilities.

For the nine months ended June 30, 1997, product development costs were $3,293,528, an increase of $2,215,222, or 205%, over the same period of the prior year. The increase resulted from the Phase III clinical trial efforts and the expansion of other product development activities described above.

BUSINESS DEVELOPMENT AND GENERAL AND ADMINISTRATIVE EXPENSES - For the quarter ended June 30, 1997, business development expenses totaled $121,716, an increase of $97,891 over the $23,825 in expense recorded in the same quarter in the prior year. This increase was due to additional personnel and other resources devoted to corporate partnering efforts and market evaluations. General and administrative expenses for the quarter ended June 30, 1997 approximated that of the prior year quarter and totaled $493,331.

Business development costs for the nine month period ended June 30, 1997 totaled $284,895, an increase of $205,085, or 257%, over the same period of the prior year as a result of the expanded activities described above. General and administrative expenses for the nine month period ended June 30, 1997 increased $447,989, or 47%, over the same period of the prior year to $1,394,716. This increase is in a large part due to the increased personnel, insurance, reporting and compliance costs associated with operation as a public company.

OTHER INCOME (EXPENSE) - Investment income was $226,982 for the quarter ended June 30, 1997, compared to $11,531 for the same period in the prior year, due to income on the proceeds of the Company's initial public offering completed in July 1996. Similarly, investment income was $732,142 for the nine month period ended June 30, 1997, compared to $22,843 for the same period in the prior year. Interest expense was $60,269 compared to $176,667 for the nine month period in the prior year. The current year decrease is due to the repayment of approximately $2.85 million of notes payable and long-term debt subsequent to December, 1995.

NET LOSS - Net loss for the quarter ended June 30, 1997 totaled $1,953,443, a 121% increase over the prior year's third quarter loss of $885,410. This increase is a result of the expanded product development and business development discussed above. Net loss per share of common stock for the quarter ended June 30, 1997 was $.29, a 107% increase from the prior years third quarter loss of $.14 per share.

Net loss for the nine months ended June 30, 1997 totaled $4,314,621, an increase of $1,936,323, or 81% over the same period of the prior year. Net loss per share of common stock for the nine month period was $.65, a 55% increase over the loss of $.42 per share for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the sale of its equity securities, including an initial public offering of common stock and redeemable common stock purchase warrants in July 1996 which provided approximately $18.2 million, net of financing costs, to the Company.

As of June 30, 1997, the Company had cash, cash equivalents and investments totaling approximately $14.3 million. For the nine months ended June 30, 1997, net cash used in the Company's operating activities was approximately $3,801,000. The Company expects its cash requirements to increase significantly in future periods as it conducts additional product development activities including internal product research, development and testing, preclinical studies and clinical testing of its potential products and marketing of any products that are developed. Among the specific planned activities which are expected to result in an increase in cash requirements are the Phase III clinical trials commenced in June 1997 in the U.S. for the MAXAMINE therapy and other planned clinical trials.

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

PART II-OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1997 the former President and Chief Operating Officer and Chief Financial Officer of the Company (the "Former Employees") filed a complaint in the Superior Court in the State of California, County of San Diego (the "Complaint") seeking claims for certain purported damages in contract and in tort arising from their respective terminations of employment with the Company. In addition, the Former Employees asserted possible punitive damages and damages based on emotional distress. The Former Employees also claimed the right to vested options of the Company's common stock. The aggregate amount of economic damages, punitive damages and damages based on emotional distress claimed by the Former Employees in the Complaint approximated $14 million. In May 1997 the Company was formally served with a summons regarding the Complaint, and in June 1997 the Company answered the Complaint.
 Although the Company's intention is to contest any such claims vigorously, there can be no assurances as to the eventual outcome of such claims or their effect on the Company's financial condition and results of operations. In addition, an adverse determination in any litigation arising from these claims or the settlement of such claims could have a material adverse effect on the Company, its financial condition and its results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  EXHIBITS

EXHIBIT NUMBER               DESCRIPTION OF EXHIBIT
--------------               ----------------------

None                         None



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


                                  Maxim Pharmaceuticals,  Inc.




Date:  August 1, 1997             /s/ Dale A. Sander
                                   -----------------------------
                                  Dale A. Sander
                                  Chief Financial Officer
                                  (Principal Accounting Officer and Officer
                                  duly authorized to sign this report on
                                  behalf of the registrant)