Form 10-K
period 1997-09-30
MAXIM PHARMACEUTICALS INC
filed 1997-12-24
CIK 1013351

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                   ---------------------------------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997     Commission File No. 1-4430

                   ---------------------------------------

                          MAXIM PHARMACEUTICALS, INC.
            (Exact Name of Registrant as specified in its charter)

                   Delaware                       87-0279983
        (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)      Identification Number)

                          10835 Altman Row, Suite 150
                          San Diego, California 92121
                                (619) 453-4040
              (Address, including zip code, and telephone number,
       including area code, of Registrant's principal executive offices)

                   ---------------------------------------

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.001 Par Value
                                                            Redeemable Common Stock Purchase Warrants
                                                                    (Title of Class)
Securities registered pursuant to Section 12(g) of the Act: None



                   ---------------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by persons considered by the registrant for this purpose to be nonaffiliates of the registrant was approximately $138,757,614 on December 19, 1997, when the closing price of such stock, as reported in the American Stock Exchange, was $15.06.

     The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of December 19, 1997 was 9,213,653 shares.

                   ---------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1997, are incorporated into Part II hereof.

2. Certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on February 20, 1998, which will be mailed on or about January 12, 1998, are incorporated into Part III hereof.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

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

                                    PART 1

ITEM 1.   BUSINESS

OVERVIEW

     Maxim Pharmaceuticals, Inc. ("Maxim" or the "Company") is developing novel therapeutics for the treatment of cancer and infectious disease. The Company's lead drug, MAXAMINE, is designed to offer a safer treatment that extends life for seriously ill patients. In many patients with cancer and chronic infectious diseases, the capacity of the patient's immune system to detect and destroy tumor cells is compromised. MAXAMINE THERAPY combines the administration of MAXAMINE, which protects critical immune cells, with the administration of certain agents which stimulate these immune cells (these agents include cytokines and other biological response modifiers). This method of action is designed to allow MAXAMINE THERAPY to improve the immune system's ability to identify, disable and destroy malignant or infected cells. The Company believes that MAXAMINE THERAPY has the potential to: extend life; reduce toxic side effects of cytokines and other biological response modifiers; maintain the patient's quality of life during therapy; allow for self-administration at home; and provide cost-effective therapy.

     The Company anticipates that by early 1998 it will be conducting three Phase III clinical trials of MAXAMINE THERAPY for the treatment of cancer.
In June 1997 the Company commenced a 200-patient Phase III clinical trial of MAXAMINE THERAPY for advanced malignant melanoma in the United States. A separate international Phase III advanced malignant melanoma trial centered in Sweden and Australia commenced in November 1997. The Company intends to commence a Phase III clinical trial for acute myelogenous leukemia ("AML") in Europe and the United States in early 1998. Furthermore, the Company has initiated earlier stage clinical trials of MAXAMINE THERAPY for the treatment of renal cell carcinoma, hepatitis C, and multiple myeloma, and expects to commence clinical trials of MAXAMINE THERAPY for the treatment of additional cancers, such as prostate adenocarcinoma, in 1998. All studies of MAXAMINE THERAPY conducted to date have used MAXAMINE in combination with one or both of the cytokines interleukin-2 ("IL-2") and interferon-alpha ("IFN-ALPHA"). Both IL-2 and IFN-ALPHA are cytokines with the capacity for stimulating certain immune functions.

     In the Company's two completed Phase II clinical trials for the treatment of advanced malignant melanoma, MAXAMINE THERAPY produced improved patient survival outcomes. Median survival time for patients treated with MAXAMINE THERAPY the two studies exceeded 13 and 15 months, respectively, as compared with reported median survival times of approximately seven months for existing available treatments. In patients where the melanoma metastasized to the liver, MAXAMINE therapy improved median survival time to 18 months compared to predicted survival times of approximately four months for these patients.

     The Company's Phase II clinical trials for the treatment of AML have demonstrated an improvement of disease-free remission intervals. As of November 1997, after 23 months of follow-up, 67% of patients treated with MAXAMINE THERAPY during their first complete remission ("CR1") remain in complete remission; less than 30% would be expected remain in remission under current treatments. Patients who relapsed and achieved a second or greater remission ("CR2+") and were subsequently treated with MAXAMINE THERAPY had a median time in remission in excess of 20 months as compared with reported median time in remission of approximately six months under the current standard of care. Remission inversion (prolonging the duration of CR2+ to that equal to or exceeding the patient's prior remission duration) was achieved in 9 of 12 (75%) patients treated with MAXAMINE THERAPY as compared with approximately 10% to 20% under the current standard of care.

     Maxim is also developing MAXVAX, a mucosal vaccine carrier/adjuvant platform. The MAXVAX technology is based on the B subunit of cholera toxin ("CTB"), generally regarded as a safe and effective mucosal vaccine carrier. The Company expects that its future product development efforts will focus on mucosal vaccines against sexually transmitted diseases, major respiratory diseases and gastrointestinal tract diseases. The MAXVAX platform is also being evaluated for therapeutic vaccines and gene-based vaccines. The Company intends to seek collaborations with pharmaceutical and biopharmaceutical partners for the development of mucosal vaccine candidates.

     Maxim's drug development strategy is designed to facilitate product development from preclinical to FDA approval and product launch. Once a product has been launched, Maxim plans to work with numerous collaborators, both pharmaceutical and clinical, in the oncology and infectious disease communities to extend the labeling of the drug to other indications. In order to market its products effectively, the Company intends to develop marketing alliances with corporate partners and may co-promote and/or co-market in certain territories.

MAXAMINE IMMUNOTHERAPY PLATFORM

     CANCER MARKET

     Cancer comprises a large and diverse group of diseases resulting from the uncontrolled proliferation of abnormal (malignant) cells. Most cancers will spread beyond their original sites and invade surrounding tissue and may also metastasize to more distant sites and ultimately cause death in the patient unless effectively treated. To be effective, cancer treatment must target not only the primary tumor site but also distant metastases. CANCER FACTS AND FIGURES, a report from the American Cancer Society, estimates that a total of approximately 1,380,000 new cases and approximately 560,000 deaths will be reported for invasive cancers in the United States in 1997. Predominant forms of cancer include leukemia and lymphoma, breast, lung, urinary, prostate, melanoma, ovarian, colon, rectal and brain cancers. The National Cancer Institute estimates that the direct medical cost of treating cancer in the United States is $35 billion per year. Information regarding certain cancer indications is summarized below.

       Estimated Incidence for Selected Cancers in the United States for 1997

                                                                Annual
                                                       ----------------------
                                                       New Cases       Deaths
                                                       ---------       ------
Malignant Melanoma .............................          40,000        7,000
Acute Myelogenous Leukemia .....................           9,000        7,000
Prostate Adenocarcinoma ........................         335,000       42,000
All Invasive Cancers ...........................       1,380,000      560,000

     The Company estimates that the size of the anti-cancer pharmaceutical market in Europe is approximately equivalent to the U.S. market.

     Predominant methods of treating cancer generally include surgery, radiation therapy, chemotherapy and immunotherapy. Although these techniques have achieved success for certain cancers, particularly when detected in the early stages, each has drawbacks which may significantly limit their success in treating certain types and stages of cancer. For example, cancer may recur even after repeated attempts at surgical removal of tumors or other treatment. Surgery may be successful in removing visible tumors but may leave smaller nests of cancer cells in the patient which continue to proliferate. Radiation or chemotherapy are relatively imprecise methods for the destruction of cancer cells (i.e., such therapies can kill both cancer cells and normal cells) and have toxic side effects which may themselves be lethal to the patient; these toxic side effects may also restrict the application of these treatment modes to less than optimal levels required to ensure eradication of the cancer.

     The high number of cancer-related deaths indicate the need for more efficacious therapies for many patients. In addition, the Company believes that new cancer therapies will increasingly be required to be more cost-effective and allow for alternate site or in-home treatment and to improve patient quality of life during treatment.

HEPATITIS C MARKET

     The U.S. Centers for Disease Control and Prevention estimates that approximately four million Americans are infected with the hepatitis C virus ("HCV"). Approximately 85% of HCV patients develop long-term or chronic infection, possibly leading to serious liver diseases, cirrhosis (scarring of the liver), liver cancer and death. HCV is the leading cause of liver cancer and the primary reason for liver transplantation in the United States. The World Health Organization and other sources estimate that approximately 60 million people are chronically infected worldwide. The only approved treatment for HCV is IFN-ALPHA. However, IFN-ALPHA therapy results in sustained, long-lasting responses in only about 10-15% of chronically infected persons.

IMMUNE SYSTEM MODULATION AGAINST CANCER AND INFECTIOUS DISEASES

     In recent years, research has focused on the immune system's ability to combat cancer and infectious diseases. New drugs, vaccines, chemotherapeutic agents and advanced radiation therapy technologies are continually being developed to protect and enhance the response of the immune system to disease. Many of these technologies, however, have demonstrated significant limitations in their ability to treat cancer and certain infectious agents. These limitations include marginal efficacy, severe adverse side effects and the development of multi-drug resistance.

     Since the early 1980's, the cytokines IL-2 and IFN-ALPHA have been studied for the treatment of many cancers and infectious diseases including advanced malignant melanoma, renal cell carcinoma, hepatitis C and AML. Cytokines are naturally occurring molecules that have potent effects related to inflammation and immune cell functions. The medical community held high expectations for IL-2 and IFN-ALPHA in the treatment of cancer and infectious diseases based on findings that these cytokines enhance the anti-tumor activity of natural killer-cells ("NK-cells") IN VITRO (NK-cells are a specialized subset of cells which can function to destroy cancer cells and virally infected cells). Although certain beneficial effects were demonstrated with IL-2 and IFN-ALPHA therapy in both experimental animals and in the killing activity of human NK-cells IN VITRO, in only a small portion of cancer patients do these cytokines demonstrate a clinically significant tumor response. Further, in chronically infected hepatitis C patients, IFN-ALPHA therapy results in sustained, long-lasting responses in only about 10-15% of these cases. Moreover, cytokines generally produce severe adverse side-effects and are intolerable at high doses.

MAXAMINE TECHNOLOGY

     The scientific foundation for MAXAMINE THERAPY is based on discoveries by the Company's scientists at the University of Goteborg, Sweden. MAXAMINE, based on a naturally occurring molecule and important immune system mechanism, was developed to preserve the functions of two kinds of immune cells, the natural killer-cells (NK-cells) and T-cells, both of which possess an ability to kill and support the killing of cancer cells and virally infected cells.

     The killing activity of NK-cells and T-cells can be stimulated by certain agents such as the cytokines, naturally occurring proteins. The cytokines IL-2 and IFN-ALPHA have been studied and used for the treatment of many cancers and infectious diseases, but results have been largely disappointing in most indications. Maxim's research may explain in part why cytokine therapy using IL-2 or IFN-ALPHA alone has demonstrated limited efficacy. Phagocytic cells, present in large quantities at the site of malignant cell growth, may inhibit the tumor-killing activity of NK-cells and T-cells by releasing reactive oxygen metabolites (ROM's). ROM's induce self-destruction (apoptosis) of NK-cells and T-cells, preventing the NK-cells and T-cells from attacking the tumor and thus limiting the potential therapeutic effect of cytokines.

     Maxim researchers have discovered that when MAXAMINE binds to the type-2 histamine receptor (H(2) receptor) on the surface of phagocytic cells, it can block the production of ROMs, resulting in enhanced activation of NK-cells and T-cells. MAXAMINE THERAPY combines MAXAMINE'S preservation of NK and T-cell function with the stimulation of these functions by cytokines or other biological response modifiers.

     Because MAXAMINE increases the effectiveness of cytokines, lower doses of cytokines such as IL-2 and IFN-ALPHA can be used in MAXAMINE THERAPY without compromising the therapeutic effectiveness, thereby reducing side effects which can lead to the maintenance of the patient's quality of life. The Company expects that MAXAMINE THERAPY will ultimately encompass the combination of MAXAMINE and a broad range of cytokines and other biological response modifiers (agents designed to stimulate the immune system).

BENEFITS OF MAXAMINE

     The Company believes that MAXAMINE may be integral in the growing trend toward combination therapy for certain cancers and infectious diseases and may offer a number of important clinical and commercial advantages relative to current therapies or approaches including:

     - EXTENDING LIFE. The Company's preliminary clinical data has provided evidence of improved therapeutic efficacy (extended survival and remission intervals) over approved therapies or standards of care. In addition, the combination therapy may extend the range of indications for the use of cytokine therapies in both cancer and infectious diseases.

     - MAINTAINING QUALITY OF LIFE. MAXAMINE THERAPY reduces toxic side effects of cytokines and other biological response modifiers, thereby allowing the maintenance of the patient's quality of life during therapy.

     - OUTPATIENT ADMINISTRATION. MAXAMINE therapy can be self-administered on an outpatient basis, subcutaneously, rather than the in-hospital administration required for other therapies.

     - COST EFFECTIVE. By utilizing a lower dose of IL-2 or IFN-ALPHA, the cost to the patient may be reduced below existing treatment regimens. In addition, MAXAMINE THERAPY is designed to be delivered on an outpatient basis rather than in-hospital.

MAXAMINE CLINICAL TRIAL STATUS

     A number of clinical trials of MAXAMINE THERAPY have been initiated or are planned by the Company in the near future. By early 1998, the Company expects to have commenced three Phase III clinical trials for MAXAMINE THERAPY in various countries around the world, any one of which, if successful, could provide data necessary to file for the approval to market MAXAMINE in certain countries. The table below sets forth the disease indications currently targeted or planned to be targeted by the Company. No assurance can be given that the Company will be able to commence planned clinical studies within the time frames set forth below, if at all.
Moreover, the Company cannot predict when clinical studies for all of the indications set forth below will be completed or whether the results of such studies will support the filing of NDAs or the equivalent. See "Risk Factors--No Assurance of Successful Clinical Trials and Product Development."

                  MAXAMINE THERAPY Clinical Trial Status

       Indication                                    Phase           Status                Location
       ----------                                    -----           ------                --------
Advanced Malignant Melanoma                    Phase III trial     Ongoing                 United States
                                               Phase III trial     Ongoing                 Sweden and Australia
                                               Phase II trial      Ongoing                 Sweden
Acute Myelogenous Leukemia                     Phase II trial      Ongoing                 Sweden
                                               Phase III trial     Planned for early 1998  Europe and United States
Renal Cell Carcinoma                           Phase I/II trial    Ongoing                 Sweden
Multiple Myeloma                               Phase I/II trial    Ongoing                 Sweden
Hepatitis C                                    Phase I trial       Ongoing                 Sweden
                                               Phase II trial      Planned for 1998        United States
Prostate Adenocarcinoma                        Phase I trial       Planned for 1998        United States

     ADVANCED MALIGNANT MELANOMA

     The Company's initial Phase II clinical trial was conducted in Sweden at the Sahlgrenska University Hospital in Goteborg in which fifteen patients with advanced metastatic malignant melanoma were treated with a high-dose regimen of IL-2 together with daily injections of IFN-ALPHA in five-day cycles. Eight of the patients were also given MAXAMINE THERAPY, which consisted of MAXAMINE injections twice daily in combination with treatment with IL-2 and IFN-ALPHA.

     The results of the initial Phase II clinical trial indicated that MAXAMINE may be given as an effective adjuvant to IL-2/IFN-ALPHA therapy. In the seven patients who did not receive MAXAMINE THERAPY, one partial response (defined as a 50% reduction of the total tumor burden) was observed in a patient with skin and lymph node melanoma. In the eight patients treated with MAXAMINE THERAPY, four partial and two mixed responses were observed. Notably, two of the MAXAMINE THERAPY patients had complete resolution of their extensive liver metastases. Sites of response in MAXAMINE THERAPY patients also included skin, lymph nodes, skeleton, spleen and muscle. In patients receiving MAXAMINE THERAPY, there was a statistically significant improvement in overall survival (p LESS THAN 0.03). The MAXAMINE THERAPY patients had a mean survival of 13.3 months, more than double the mean 6.8 month survival in the control group. One patient remains completely free of detectable disease more than four years after the onset of MAXAMINE THERAPY.

     A second advanced malignant melanoma study was undertaken at the Sahlgrenska University Hospital in Sweden to determine if MAXAMINE THERAPY consisting of a lower-dose regimen of the same cytokines (IL-2 and IFN-ALPHA) in combination with the same doses of MAXAMINE would retain the efficacy seen previously while reducing the side effects of the cytokine portion of the treatment. In addition to survival, a goal for MAXAMINE THERAPY is to lower toxicity of immunotherapy and thus maintain the patients' quality of life. Lowering the doses of the cytokines reduces many of the side effects of these drugs, thereby facilitating tolerance of the therapy and even allowing self-administration of the drugs at home. The median survival time of patients with advanced (stage IV) malignant melanoma using conventional treatments is historically reported to be seven months. In this second, low-dose malignant melanoma study, 11 patients had a median survival time of 15 months, more than double the rate generally reported for the normal course of the disease and exceeding the favorable results from the high-dose study described above. In this second malignant melanoma clinical trial MAXAMINE THERAPY was well-tolerated and most patients were able to treat themselves at home.

     A third Phase II advanced malignant melanoma trial of stage IV patients is ongoing in Sweden using MAXAMINE in combination with IL-2 and IFN-ALPHA. In aggregate, MAXAMINE THERAPY has now been studied in three Phase II trials in a total of 31 patients with stage IV malignant melanoma. In each of the first two trials the median survival time has exceeded 14 months compared to reported medians of seven months for conventional treatments. In addition, of the seven patients having liver metastases, treatment with MAXAMINE

THERAPY was shown to significantly improve survival outcome (median of 18 months survival as a group) compared to the predicted four months survival time for these patients.

     A multi-center Phase III clinical trial of MAXAMINE THERAPY in the United States for the treatment of advanced malignant melanoma commenced in June 1997. In this clinical trial, advanced malignant melanoma patients are being treated with a combination of MAXAMINE and IL-2, while patients in the control group are being treated with IL-2 alone. The primary endpoint of the study is overall patient survival, and the secondary endpoints include time to progression, tumor response rate, duration of response and quality of life. The enrollment objective for the study is 200 evaluable patients, 100 in each arm. The study will ultimately be conducted in 25 or more centers in the United States.

     A second international Phase III trial of MAXAMINE THERAPY for the treatment of advanced malignant melanoma centered in Sweden and Australia commenced in November 1997. The trial will ultimately be performed in approximately 8-10 clinical centers in Sweden and a similar number of sites in Australia. Patients in the MAXAMINE THERAPY arm will receive a co-administration of MAXAMINE plus low-dose IL-2 and IFN-ALPHA, while patients in the control arm will receive dacarbazine (DTIC), the most commonly used chemotherapeutic agent for the treatment of advanced malignant melanoma which has a reported survival benefit of 6-7 months in advanced malignant melanoma patients. The international study will be designed to encompass 200 evaluable patients.

     ACUTE MYELOGENOUS LEUKEMIA ("AML")

     Once diagnosed with AML, patients are typically treated with chemotherapy to attain remission, yet 75-80% of these patients will relapse and require additional chemotherapy. The standard of care once a patient is in remission, however, is no further treatment. Historically, patients in their first complete remission ("CR1") remain in disease-free remission for a median time of approximately 12 months. Unfortunately 75-80% of patients in their first CR ("CR1") will relapse, usually within a year. A subsequent CR ("CR2"), if achieved following chemotherapy or other treatment, normally has a shorter duration, approximately 50% of the length of the prior CR. Less than 5% of patients who have relapsed survive long term.

     In Phase II clinical trials conducted in Sweden, 30 patients with AML in complete remission have been evaluated to date in a clinical trial wherein they were given outpatient MAXAMINE THERAPY. The objective of the study is to treat AML patients in remission with MAXAMINE and low doses of IL-2 to prevent relapse and prolong disease-free survival while maintaining a good quality of life during treatment.

     As of November 1997, after 23 months of follow-up, 67% of patients treated with MAXAMINE THERAPY during their first complete remission ("CR1") remain in complete remission; less than 30% would be expected remain in remission under standard treatments. Patients who relapsed and achieved a second or greater remission ("CR2+") and were subsequently treated with MAXAMINE THERAPY had a median time to relapse in excess of 20 months as compared with reported median time to relapse of approximately six months under the current standard of care. Remission inversion (prolonging the duration of CR2+ to that equal to or exceeding the patient's prior remission duration) was achieved in 9 of 12 (75%) patients treated with MAXAMINE THERAPY as compared with approximately 10% to 20% under the current standard of care. Interim results from this study were included in a paper published in LEUKEMIA AND LYMPHOMA in November 1997.

     The above findings for patients in CR2+ may be compared to those in a study published in 1994 in which non-bone marrow transplanted patients were treated with IL-2 alone. In that study, remission inversion was achieved with IL-2 alone in only 2 of 29 AML patients, or 7%, and time in CR2+ averaged less than six months (compared to 76% and a median of 20 months for MAXAMINE THERAPY patients as reported above). In addition, data collected in Gothenburg, Sweden from 1976 to 1994 representing the natural course for this disease reported a 9% remission inversion and a mean remission time of only five and one-half months.

     An international Phase III clinical trial of MAXAMINE THERAPY for the treatment of AML is planned to commence in early 1998 based upon the results of the data for the ongoing Phase II study. The Company currently plans to include clinical sites in both Europe and the United States and to enroll approximately 300 patients.

     HEPATITIS C (HCV)

     In mid-1997 the Company initiated a Phase I clinical trial of MAXAMINE THERAPY for the treatment of HCV. The Company expects to treat up to 15 HCV patients with a combination of MAXAMINE and IFN-ALPHA. Response to the therapy will be measured through an evaluation of specific liver function tests and viral burden. The objective of the trial will be to determine if MAXAMINE THERAPY is safe and can demonstrate clinical responses among previously IFN-ALPHA-resistant HCV patients. The study is being conducted in Gothenburg, Sweden. The Company expects to start a Phase II trial of MAXAMINE THERAPY in hepatitis C in the United States in 1998.

MAXVAX MUCOSAL VACCINE CARRIER/ADJUVANT PLATFORM

     OVERVIEW OF VACCINE MARKET AND INFECTIOUS DISEASES

     There remains today a broad range of infectious diseases for which no therapies currently exist. One of the most promising areas in the fight against such diseases is the development of vaccines. Recent trends in the delivery of health care in the United States, including an increased emphasis on preventive health care, have contributed to significant growth of interest in disease prevention and development of the vaccine market. Immunization has long been recognized as an effective means to decrease health care costs through disease prevention and is one of the key areas given priority attention by the United States Department of Health and Human Services and the World Health Organization in their respective public health service publications. In 1992, revenues for the total world human vaccine market totaled $1.8 billion, with the U.S. and Europe comprising 75% of the market. It is estimated that by 1999, the total world market for human vaccine products will have more than tripled to $5.3 billion and is anticipated to grow in excess of 20% per year.

     MUCOSAL MEMBRANES - A FIRST-LINE DEFENSE

     The mucosal membranes (which line the nasal compartment and sinuses, eyes, ears, oral cavity, respiratory tract, gastrointestinal tract and urogenital tract) represent the body's first line defense against infections and are the sites where most infectious agents enter the body. Examples of infectious pathogens which enter the body through the mucosal membranes are chlamydia, herpes simplex viruses and HIV, which cause sexually transmitted diseases; respiratory syncytial virus ("RSV"), pneumococcus and streptococcus which cause respiratory diseases; and HELICOBACTER PYLORI (ulcers) and rotavirus (diarrhea) which causes gastrointestinal diseases. There has been a long-standing interest in developing mucosal vaccines against these and other important infections.

     MAXVAX SYSTEM--MUCOSAL VACCINE CARRIER/ADJUVANT PLATFORM

     MAXVAX is a mucosal vaccine carrier/adjuvant platform based on the cholera toxin B subunit ("CTB"). CTB has already been administered to hundreds of thousands of patients worldwide and is a major component of an existing oral cholera vaccine and traveler's diarrhea vaccine. Most current vaccines have been designed to provide systemic immunity administered through injection. They treat or prevent infection only after the infecting organism has entered the blood stream or deep tissues of the body. The mechanisms which induce mucosal immunity appear to be distinct from those that protect systemically. The Company believes that the MAXVAX approach to therapeutic and protective vaccines has the potential to elicit both mucosal and systemic immunity by delivering antigens directly to the mucosal system. By combining the Company's proprietary recombinant form of CTB with vaccine antigens and/or genes, the Company believes that it will be able to develop effective, new mucosal-based vaccines.

     POTENTIAL BENEFITS OF MUCOSAL IMMUNIZATION USING MAXVAX

     The Company's MAXVAX approach to therapeutic and protective vaccines has been shown to elicit both mucosal and systemic immunity and is based upon "non-injectable" administration. The Company believes that there are numerous important clinical and commercial advantages to mucosal immunization compared with traditional injected vaccine products, including:

     - GREATER CLINICAL EFFICACY. The body's largest defense system against disease is the mucosal immune system where most infectious agents enter the body. The Company believes that its mucosal vaccine platform may likely result in mucosal and systemic immune stimulation and could more effectively prevent or treat most infectious diseases, as compared to traditional injected vaccines.

     - HIGHER LEVEL OF SAFETY. CTB-based vaccines have been administered to hundreds of thousands of patients worldwide in clinical trials for the cholera and traveler's diarrhea. CTB is widely thought to be a safe and effective mucosal vaccine carrier.

     - LOWER COST OF ADMINISTRATION. The administration of the Company's products by oral, nasal and topical applications involving direct contact with mucosal surfaces may not require patients to go to clinics nor will it require trained personnel, thereby effectively lowering the cost of administration. The vaccines may be prescribed by a doctor and dispensed by a pharmacy, thus simplifying delivery and eliminating the multiple office visits required for injection delivery of most contemporary vaccines.

     - IMPROVED VACCINE UTILIZATION. Maxim believes that the relative ease of administration and the concept of "prescription" vaccines may improve vaccine utilization over traditionally administered vaccines. Further, the Company believes that this novel mucosal vaccine concept may allow development of protective and therapeutic approaches to diseases where previous vaccines and therapeutics have failed.

     The MAXVAX technology is currently in preclinical development. The Company has expanded its internal research and development efforts with emphasis on a mucosal vaccine against chlamydia and a mucosal vaccine against diphtheria. In addition, the Company has ongoing programs related to gene-based vaccines and potential therapeutic vaccines. The chlamydia vaccine utilizes the Company's gene-fusion technology and is nearing a prototype for animal testing. This program also includes an ongoing human Phase I study addressing appropriate routes of administration (nasal, oral, vaginal), dosing and immune response using the MAXVAX carrier alone. The results of this human study is expected to be published in a scientific journal. The Company intends to seek collaborations with pharmaceutical and biopharmaceutical companies for the discovery and development of vaccine candidates of market interest.

     The MAXVAX technology represents an early stage discovery and development program. As with any such program, substantial additional research and development will be necessary in order for the Company or its partners to develop products based on the technology, and there can be no assurance that the Company's research and development efforts will lead to development of products that are shown to be safe and effective in clinical trials and are commercially viable. See "Risk Factors--No Assurance of Successful Clinical Trials and Product Development."

PRODUCT DEVELOPMENT AND COLLABORATIVE RELATIONSHIPS

     The Company conducts its research and other product development efforts through a combination of its internal research staff and collaborative programs. For MAXAMINE, the Company relies upon its clinical management personnel along with arrangements with universities and other clinical research sites, contract research organizations and similar institutions and persons for a significant portion of its product development efforts. The majority of the basic research and development efforts related to MAXVAX were transferred to the Company's internal laboratories during 1997, although the Company expects to rely more heavily on pharmaceutical company collaborative relationships as product development advances.

     The Company has relied upon licensing and other transactions to gain access to certain of its proprietary technologies. Conduct of the Company's current and planned clinical trials of MAXAMINE THERAPY relies upon contractual relationships with universities and other clinical trial sites, contract research organizations, home nursing organizations, and regulatory and other consultants. The Company's strategy for development, commercialization and marketing of MAXAMINE and MAXVAX will involve, where appropriate, the establishment of marketing and other collaborative relationships with pharmaceutical industry partners. The Company intends to seek collaborative relationships in certain targeted development areas, particularly in situations where the Company believes that the clinical testing, marketing, manufacturing and other resources of pharmaceutical collaborators will enable it to more effectively access particular products or geographic markets.

MARKETING AND SALES

     The Company expects to enter into an alliance with one or more pharmaceutical companies to market MAXAMINE and to assist with funding of certain portions of the clinical development efforts. The Company is currently in discussions with potential collaborative marketing partners, although there can be no assurance that any such relationships can be consummated, or that any such relationships will be consummated under terms favorable to the Company. See "Risk Factors--No Marketing and Sales Capacities; Anticipated Dependence Upon Marketing Alliances."

     The treatment of cancer is a highly specialized activity in which the approximately 3,500 practicing oncologists in the United States tend to be concentrated in major medical centers. The Company's marketing strategy for MAXAMINE may include co-promotion or co-marketing of the product with the Company's future marketing partners.

     Due to the nature of the vaccine markets, the Company intends to establish licensing arrangements with pharmaceutical companies with large distribution systems for MAXVAX and does not expect to establish a direct sales capability in the vaccine area.

MANUFACTURING

     There are a number of facilities with FDA Good Manufacturing Practice ("GMP") approval available for contract manufacturing of the MAXAMINE product. The Company does not intend to acquire or establish its own dedicated manufacturing facilities for MAXAMINE in the foreseeable future. The Company's strategy has been, and is expected to continue, to contract with established pharmaceutical manufacturers for the production of MAXAMINE.
 The CTB protein portion of MAXVAX is currently being produced by SBL Vaccin AB ("SBL"), Stockholm, Sweden, under GMP through a system suitable for large-scale industrial production.

     The Company believes that, in the event of the termination of an agreement with any single supplier or manufacturer, the Company would likely be able to enter into agreements with other suppliers and/or manufacturers on similar terms. However, there can be no assurance that there will be manufacturing capacity available to the Company within the timelines and at quantities required. See "Risk Factors--No Manufacturing Capabilities."

PATENTS, LICENSES AND PROPRIETARY RIGHTS

     The Company holds five issued or allowed patents and has six patent applications pending in the United States. In addition, the Company holds license rights to one issued patent and three patent applications pending in the United States. Corresponding patent applications have been filed, and in certain instances patents have been issued, in major international markets. It is the Company's policy to file, where possible, patent applications to protect technologies, inventions and improvements that are important to the development of its business. Maxim's management has devoted substantial attention and resources to the Company's patent and license portfolio to obtain the strongest positions available. Maintaining patents and licenses and conducting an assertive patent prosecution strategy is a high priority of the Company.

     KEY GRANTED PATENTS AND PENDING APPLICATIONS

     The Company holds a patent relating to the combination of IL-2 and H2 receptor agonists ("H2RA's") that was issued by the U.S. Patent and Trademark Office in September 1994 and has additionally been granted in Europe and Australia. The Company holds a patent application relating to the combination of IFN-ALPHA and HRA's which was allowed by the U.S. Patent and Trademark Office in July 1997 and has also issued in Australia. The Company also holds four other patent applications in the United States relating to other cytokines, biotherapies, mechanisms, rates and routes of administration, and uses which have also been filed internationally.

     Maxim holds a worldwide exclusive license to Vitec AB ("Vitec") and SBL's U.S. and international patents for recombinantly producing CTB for use in infectious diseases other than cholera, bacterial related diarrheas and HIV (the Company holds non-exclusive rights to this patent with regard to HIV). The Company also holds exclusive license rights to related patent applications as well as a patent application with respect to certain therapeutic and anti-inflammatory properties of CTB.

     A patent application has been filed by the Company in the U.S. Patent and Trademark Office covering use of CTB to make vaccines against chlamydia and other sexually transmitted diseases. The Company has filed a U.S. patent application for the use of CTB and other proteins in gene delivery of DNA or RNA.

     MAXAMINE TECHNOLOGY RIGHTS

     In 1993, the Company entered into a technology transfer agreement pursuant to which the Company purchased the core intellectual property and patent rights related to its MAXAMINE technology. The technology transfer agreement requires that the Company pay certain royalty obligations to inventors of the technology. The Company has also filed additional patent applications and received additional patents encompassing the MAXAMINE technology.

     MAXVAX LICENSES AND TECHNOLOGY RIGHTS

     In 1993, the Company entered into an option and license agreement with Vitec and SBL, pursuant to which the Company exercised an option for an exclusive, worldwide license to technology related to CTB for use in a chlamydia vaccine. Under the agreement, the Company is required to use its best efforts to engage SBL to manufacture any products which result from the application of the licensed technology. The Company has to make royalty payments on the net sales of products using the licensed technology and to make additional license and milestone payments to Vitec upon the execution of any sub-licenses. Pursuant to the agreement, any party may terminate the license agreement, with respect to the rights and duties of that party, as a result of a material breach of the agreement by another party.

     In 1994, the Company entered into a second license agreement with Vitec and SBL for an exclusive, worldwide license to technology rights related to CTB for all infectious diseases except chlamydia (which is governed by the agreement discussed above), HIV (which is governed by a separate non-exclusive sub-license agreement held by the Company), cholera and bacterial-related diarrheas. Under the agreement, the Company has agreed to use its best efforts to engage SBL to manufacture any products which result from the application of licensed technology, and both Vitec and the Company shall receive a percentage of any profits that SBL derives from manufacturing such products. The licensors may terminate the agreement upon a material breach of the agreement by the Company.

     The Company has asked Active i Malmo AB (publ) ("Active"), SBL's recent acquirer, to address concerns regarding SBL's performance under the 1994 license agreement, including (i) the transfer of technical information and materials to Maxim as required by the license agreement, (ii) disclosure of all improvements to the technology licensed to Maxim as required by the license agreement and (iii) cessation of any activities which conflict with Maxim's rights under the license agreement. The Company is currently discussing resolution of the matter with Active. The Company cannot determine what impact, if any, an unfavorable resolution of the existing concerns would have on the commercial value of the CTB technology.

     The Company holds other licenses relating to CTB, including a non-exclusive sub-license to CTB for the prevention and treatment of HIV infection, and an exclusive, worldwide license to patent applications and related technology rights with respect to certain therapeutic and anti-inflammatory properties of CTB.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of the Company's proposed products and in its ongoing research and product development activities. The nature and extent to which such regulation applies to the Company will vary depending on the nature of any products which may be developed by the Company. It is anticipated that all of the Company's products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic and vaccine products are subject to rigorous preclinical and clinical testing and other approval procedures of the U.S. Food and Drug Administration ("FDA") and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record- keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and financial resources. Any failure by the Company or its collaborators to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any products developed by the Company, its ability to receive product revenues and its liquidity and capital resources. See "Risk Factors--No Assurance of Regulatory Approval; Government Regulation."

     FDA APPROVAL PROCESS

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

     The results of the preclinical and clinical testing on a non-biologic drug and certain diagnostic drugs are submitted to the FDA in the form of a New Drug Application ("NDA") for approval prior to commencement of commercial sales. In the case of vaccines, the results of clinical trials are submitted as a Product License Application ("PLA"). In responding to an NDA or PLA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all. Similar procedures are in place in countries outside the United States.

     The FDA has issued "fast-track" regulations intended to accelerate the approval process for the development, evaluation and marketing of new therapeutic products used to treat life-threatening and severely debilitating illnesses, especially those for which no satisfactory alternative therapies exist. "Fast- track" designation affords the Company early interaction with the FDA in terms of protocol design and permits, although it does not require, the FDA to grant approval after completion of Phase II clinical trials. On March 29, 1996, the FDA announced further intentions to accelerate the approval for cancer therapeutics. The

FDA's cancer drug initiative consists of specific requirements and elements including accelerated approval for cancer drugs, expanded access for drugs approved in other countries and facilitating additional uses of approved cancer drugs. Further, the FDA has stated that it will increase its proactive role in ensuring cancer drugs become available to patients by soliciting applications for U.S. approval for products approved overseas and, for the first time, taking international regulatory approvals into consideration. The FDA has previously accepted data generated in clinical trials from Sweden for incorporation in NDAs filed in the United States. The Company believes that a number of its product candidates may fall under these regulations, but there can be no assurance that any of the Company's products will receive this or other similar regulatory treatment.

     The Advisory Committee of Immunization Practices ("ACIP") of the Centers for Disease Control and Prevention ("CDCP") has a role in setting the market for most, if not all, of the vaccine products Maxim intends to make. The ACIP meets quarterly to review developing data on licensed vaccines, and those approaching license, as well as epidemiologic data on the need for these products. The recommendations of the ACIP on the appropriate use of vaccines and related products are published in the MORBIDITY AND MORTALITY WEEKLY REPORT and reprinted in several journals. The CDCP develops epidemiological data in support of the need for new vaccines and monitors vaccine usage and changes in disease incidence. In addition, CDCP staff frequently act as key advisors to the FDA in their review process.

     EUROPEAN AND OTHER REGULATORY APPROVAL

     Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other countries will likely be necessary prior to commencement of marketing the product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant, or may require additional data before granting, an approval even though the relevant product has been approved by the FDA or another authority. As with the FDA, the European Union ("EU") countries and other developed countries have very high standards of technical appraisal and, consequently, in most cases a lengthy approval process for pharmaceutical products. The process for gaining such approval in particular countries varies, but generally follows a similar sequence to that described for FDA approval. In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing and assesses license applications submitted under two different procedures (the multi-state and the high-tech concentration procedures). The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of mutual recognition between the member states.

      OTHER REGULATIONS

     The Company is also subject to various U.S. federal, state and local and international laws, regulations and recommendations relating to safe working conditions, laboratory manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research work. The extent of government regulation which might result from future legislation or administrative action cannot be predicted accurately.

THIRD-PARTY REIMBURSEMENT

     The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. For example, in certain international markets pricing negotiations are often required in each country of the European Community, even if approval to market the drug under the European Medical Evaluation Authority's centralized procedure is obtained. In the U.S., there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, an increasing emphasis on managed care in the U.S. has and will continue to increase the pressure on pharmaceutical pricing. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business, the announcement of such proposals or efforts could have a material adverse effect on the

Company's ability to raise capital, and the adoption of such proposals or efforts could have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that such proposals or efforts have a material adverse effect on other pharmaceutical companies that are prospective corporate partners for the Company, the Company's ability to establish a strategic alliance may be adversely affected. In addition, in both the U.S. and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans that mandate predetermined discounts from list prices. In addition, third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis.

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

     The Company believes that its competitive success will be based on its ability to create and maintain scientifically advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for its products, obtain required regulatory approvals, obtain orphan drug status for certain products and manufacture and successfully market its products either independently or through outside parties. Many of the Company's competitors have substantially greater financial, clinical testing, regulatory compliance, manufacturing, marketing, human and other resources. In addition, the Company will continue to seek licenses with respect to key technologies related to its fields of interest and may face competition with respect to such efforts. See "Risk Factors--Competition."

EMPLOYEES AND CONSULTANTS

     As of December 19, 1997, the Company had 23 employees, all but two of which were based at its headquarters in San Diego, California. The Company believes its relationships with its employees are satisfactory. Other experienced professionals and personnel are expected to be hired to join the Company's management team in 1998 to, among other things, address the requirements of the expansion of clinical trials of MAXAMINE THERAPY and other commercialization efforts. See "Risk Factors--Dependence on Qualified Personnel."

     In addition to its employees, Maxim has engaged approximately 12 experienced consultants in the United States, Europe and Australia with pharmaceutical and business backgrounds to assist in its product development efforts. The Company plans to leverage its key personnel by making extensive use of contract laboratories, development consultants, and strategic partnerships with pharmaceutical companies to conduct the Company's preclinical and clinical trials.

RISK FACTORS

     In evaluating the Company and its business, prospective investors should carefully consider the following risk factors in addition to the other information contained herein.

     DEVELOPMENT STAGE COMPANY; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY. The Company, as a development stage enterprise, has experienced net losses every year since its inception and, as of September 30, 1997, had a deficit accumulated during the development stage of approximately $20.8 million. The Company anticipates incurring substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on its ongoing and planned clinical trials and anticipated research and development activities, and the business development and general and administrative expenses associated with those activities. The Company has not commercially introduced any product and its products are in varying stages of development and testing. The Company's ability to attain profitability will depend upon its ability to develop products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of its products and to market its products successfully. There can be no assurance that the Company will ever achieve profitability or that profitability, if achieved, can be sustained on an ongoing basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     NO ASSURANCE OF SUCCESSFUL CLINICAL TRIALS AND PRODUCT DEVELOPMENT. All drug products currently under development by the Company will require extensive preclinical and clinical testing prior to regulatory approval for commercial use. To date, the Company has not completed testing for efficacy or safety in humans on any of its products. Substantial additional research and development will be necessary in order for the Company to develop products based on the Company's MAXAMINE and MAXVAX technologies and there can be no assurance that the Company's research and development efforts will lead to development of products that are shown to be safe and effective in clinical trials and are commercially viable. In addition to further research and development, potential products based on the Company's MAXAMINE and MAXVAX technologies will require clinical testing, regulatory approval and substantial additional investment prior to commercialization. There can be no assurance that any such products will be successfully developed, prove to be safe and effective in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, be eligible for third party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance. Further, the Company's products may prove to have undesirable or unintended side effects that may prevent or limit their commercial use. The Company may find, at any stage of this process, that products that appeared promising in preclinical studies or Phase I and Phase II clinical trials do not demonstrate efficacy in larger-scale, Phase III clinical trials and do not receive regulatory approvals. Accordingly, any product development program undertaken by the Company may be curtailed, redirected or eliminated at any time. In addition, there may be delays in the Company's testing and development schedules, and there can be no assurance that the Company will meet expected testing and development schedules, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business."

     NO ASSURANCE OF REGULATORY APPROVAL; GOVERNMENT REGULATION. The U.S. Food and Drug Administration (the "FDA") and comparable agencies in countries outside the United States impose substantial requirements on the introduction of therapeutic pharmaceutical products and vaccines through lengthy and detailed laboratory and clinical testing procedures and other costly and time consuming procedures. Satisfaction of these requirements typically takes a number of years and varies substantially based upon the type, complexity and novelty of the pharmaceutical agent. In general, the FDA approval process for pharmaceuticals involves the submission of an Investigational New Drug ("IND") application following preclinical studies, clinical trials in humans to demonstrate the safety and efficacy of the product under the protocols set forth in the IND and submission of preclinical and clinical data as well as other information to the FDA in a New Drug Application ("NDA") or Product License Application ("PLA"). The Company must expend substantial time and financial resources to conduct clinical trials. The Company's clinical trials have been primarily conducted overseas and in the future will continue to be conducted in part overseas. There can be no assurance that the results of such trials will support the submission or the approval of an NDA or PLA or that data from the Company's overseas trials or approvals of the Company's products in foreign countries outside of the United States, if any, will be accepted by the FDA. Accordingly, there can be no assurance that FDA or other regulatory approval for any products developed by the Company will be granted on a timely basis, or at all. There can be no assurance that the Company will have sufficient resources to complete the required regulatory review process, or that the Company could overcome the inability to obtain, or delays in obtaining, such approvals. The failure of the Company to receive FDA approval for its products under development would preclude the Company from marketing and selling its products in the United States. Therefore, failure to receive such FDA approval would have a material adverse effect on the business, financial condition and results of operations of the Company. European and other international regulatory approvals are subject to the same risks and uncertainties as FDA and other regulatory approvals in the United States.

     The production and marketing of the Company's proposed products, as well as its ongoing research and development activities, are also subject to regulation by governmental agencies of the United States and other countries. The effect of government regulation may be to delay marketing of the Company's products for a considerable period of time, to impose costly procedures upon the Company's activities and to furnish a competitive advantage to larger companies that compete with the Company. Any delay in obtaining, or failure to obtain, FDA or other necessary regulatory approvals, including approvals by comparable agencies outside the U.S., would adversely affect the marketing of the Company's products and the ability to generate product revenue. In addition, the marketing and manufacturing of pharmaceuticals are subject to continuing FDA (or comparable international agency) review and surveillance and failure to comply with regulations or discovery of previously unknown problems can result in FDA (or comparable international agency) action against the product or the manufacturer, including fines, recalls, product seizures and suspension or withdrawal of previously granted regulatory approvals. Furthermore, government regulation may increase at any time, creating additional costs and delays for the Company. The extent of potential adverse government regulation which might arise from future legislation or administrative action cannot be predicted. See "Business--Government Regulation."

     UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS. It is the policy of the Company to file patent applications in the United States, Europe and other major markets throughout the world. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. There can be no assurance that patents will issue from any of the Company's patent applications. With respect to already issued patents and any patents which may issue from the Company's applications, there can be no assurance that claims allowed will be sufficient to protect the Company's technologies. Patent applications in the United States are maintained in secrecy until a patent issues, and the Company cannot be certain that others have not filed patent applications for technology covered by the Company's pending applications or that the Company was the first to file patent applications for such technology. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes that block or compete without infringing on those of the Company. In addition, there can be no assurance that any patents issued to the Company or to licensors from whom the Company has licensed rights to its technologies will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company.

     Other public and private concerns, including universities, may have filed applications for or have been issued patents with respect to technology potentially useful or necessary to the Company. The scope and validity of such patents, the extent to which the Company may wish or need to acquire licenses under such patents, and the cost or availability of such licenses, are currently unknown.

     In addition to patents and proprietary rights, the Company relies on unpatented trade secrets and proprietary know-how, and there can be no assurance that others will not obtain access to or independently develop such trade secrets and know-how. Although potential corporate partners and the Company's research partners and consultants are not given access to trade secrets and proprietary know-how of the Company until they have executed confidentiality agreements, these agreements may be breached by the other party thereto or may otherwise be of limited effectiveness or enforceability.

     The pharmaceutical industry has experienced extensive litigation regarding patent and other intellectual property rights. Accordingly, the Company could incur substantial costs in defending itself in suits that may be brought against the Company claiming infringement of the patent rights of others or in asserting the Company's patent rights in a suit against another party. The Company may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with the patent applications of the Company or other parties. Adverse determinations in litigation or interference proceedings could require the Company to seek licenses (which may not be available on commercially reasonable terms) or subject the Company to significant liabilities to third parties, and could therefore have a material adverse effect on the Company. See "Business--Patents, Licenses and Proprietary Rights."

     NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company's operations to date have consumed substantial amounts of cash. Negative cash flow from the Company's operations is expected to continue and to accelerate over at least the next several years. The Company's capital requirements will depend on numerous factors, including: the progress of preclinical testing and clinical trials; the progress of the Company's research and development programs; the time and costs required to obtain regulatory approvals; the resources devoted to manufacturing methods and advanced technologies; the timing and amount, if any, of funding obtained through corporate collaborations; the cost of filing, prosecuting and, if necessary, enforcing patent claims; the cost of commercialization activities and arrangements; and the demand for the Company's products if and when approved. The Company may have to raise substantial additional funds to complete development of any product or bring products to market. Issuance of additional equity securities by the Company, for these or other purposes, could result in dilution to then existing stockholders. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available on acceptable terms, the Company may be required to delay, scale back or eliminate one or more of its product development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products that the Company would not otherwise relinquish, which may have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     DEPENDENCE ON QUALIFIED PERSONNEL. The Company's future performance depends in part upon the continued contributions of its senior management and on the ability to attract and retain qualified management and scientific personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to continue to attract, assimilate or retain highly qualified technical and management personnel. The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Employees and Consultants."

     DEPENDENCE ON COLLABORATIVE PARTNERS. The Company's strategy for the research, development, clinical testing, manufacturing and commercialization of certain of its products requires arrangements with corporate and university collaborators, licensors, marketing partners, licensees, consultants and others, and is dependent upon the subsequent success of these outside parties in performing their responsibilities. Although the Company believes parties to any such arrangements would have an economic motivation to perform their contractual responsibilities, the amount and timing of resources to be devoted to these activities may not be within the control of the Company. In addition, there can be no assurance that collaborators will not pursue alternative technologies as a means for developing treatments for the diseases targeted by these collaborative programs. Furthermore, there can be no assurance that the Company will be able to negotiate acceptable collaborative arrangements, or that its collaborative arrangements will be successful. See "Business--Product Development and Collaborative Relationships."

     NO MARKETING AND SALES CAPABILITIES; ANTICIPATED DEPENDENCE UPON MARKETING ALLIANCES. The Company has not developed pharmaceutical marketing or sales capabilities. In order to market and sell certain products, the Company will need to develop a sales force and a marketing group with technical expertise, or make appropriate arrangements with strategic partners. There can be no assurance that the Company will be able to gain such expertise or that such efforts will be successful. The Company's strategy for development, commercialization and marketing of MAXAMINE and MAXVAX is expected to involve, where appropriate, the establishment of marketing and other collaborative relationships with pharmaceutical industry partners. There can be no assurance that any such relationships can be consummated on terms favorable to the Company or that marketing efforts undertaken by such partners will be successful. See "Business--Marketing and Sales."

     NO ASSURANCE OF MARKET ACCEPTANCE. There can be no assurance that, if approved for marketing, MAXAMINE or any of the Company's other products in development will achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including the scope of regulatory approvals, the establishment and demonstration in the medical community of the clinical efficacy and safety of the Company's products and therapies and their potential advantages over existing treatment methods, and reimbursement policies of government and third-party payors. There can be no assurance that physicians, patients, payors or the medical community in general will accept and utilize any products that may be developed by the Company. See "Business--Competition" and --Third-Party Reimbursement."

     NO MANUFACTURING CAPABILITIES. The Company has not invested in the development of pharmaceutical manufacturing capabilities. The Company's strategy has been, and is expected to continue to be for the foreseeable future, to contract with established pharmaceutical manufacturers for the production of MAXAMINE. If the Company is unable to contract for manufacturing capabilities on acceptable terms, the Company's ability to conduct clinical testing and to produce commercial quantities of product will be adversely affected, resulting in delays in submissions for regulatory approval and in commercial product launches, which in turn could materially impair the Company's competitive position and the possibility of achieving profitability. There can be no assurance that the Company will be able to maintain its existing, or acquire or establish new, satisfactory third- party relationships to provide manufacturing resources. See "Business--Manufacturing."

     COMPETITION. There are many companies, both publicly and privately held, including well-known pharmaceutical companies, as well as academic and other research institutions, engaged in developing pharmaceutical and biologically-derived products for the treatment of cancer and vaccines and therapeutics for the prevention or the treatment of infectious diseases.
Many of the Company's competitors and potential competitors have substantially greater capital, research and development capabilities and human resources than the Company and represent significant competition for the Company. Many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals. If the Company is permitted to commence commercial sales of any product, it will also be competing with companies that have greater resources and experience in the manufacturing, marketing and sales of pharmaceutical products. The Company's competitors may succeed in developing products that are more effective, less costly, or have a better side effect profile than any that may be developed by the Company, and such competitors may also prove to be more successful than the Company in manufacturing, marketing and sales. See "Business--Competition."

     TECHNOLOGICAL CHANGES AND UNCERTAINTY. The Company is engaged in the pharmaceutical field, which is characterized by extensive research efforts and rapid technological progress. New developments in oncology, cancer therapy, medicinal pharmacology, biochemistry and other fields are expected to continue at a rapid pace in both industry and academia. There can be no assurance that research and discoveries by others will not render some or all of the Company's proposed programs or products noncompetitive or obsolete. The Company's business strategy is subject to the risks inherent in the development of new products using new technologies and approaches. There can be no assurance that unforeseen problems will not develop with these technologies or applications, that the Company will be able to address successfully technological challenges it encounters in its research and development programs or that commercially feasible products will ultimately be developed by the Company. See "Business--Competition."

     LEGAL PROCEEDINGS. In March 1997, the former President and Chief Operating Officer and the Chief Financial Officer of the Company (the "Former Employees") filed a complaint in the Superior Court in the State of California, County of San Diego (the "Complaint") seeking claims for certain purported damages in contract and in tort arising from their respective terminations of employment with the Company in March 1996. In addition, the Former Employees asserted possible punitive damages and damages based on emotional distress. The Former Employees also claimed the right to vested options of the Company's Common Stock. According to the Complaint, each of the Former Employees appears to be claiming compensatory damages in excess of $2 million and punitive damages in excess of $3 million. In June 1997, the Company filed an answer to the Complaint denying each of the allegations therein. Pretrial discovery with respect to these legal proceedings has commenced, and a trial date has been scheduled for May 1998. The Company believes the Former Employees' claims are without merit and the Company intends to contest any such claims vigorously. However, there can be no assurances as to the eventual outcome of such claims or their effect on the Company's business, financial condition and results of operations. In addition, an adverse determination in any litigation arising from these claims or the settlement of such claims could have a material adverse effect on the Company's business, financial condition and results of operations.
See "Legal Proceedings."

     PRODUCT LIABILITY EXPOSURE AND INSURANCE. The Company's business exposes it to potential product liability risks which are inherent in the clinical testing, manufacturing and marketing of human therapeutic products. The Company currently maintains product liability insurance coverage for its clinical trials, and intends to expand its insurance coverage to include the sales of commercial products if marketing approval is obtained for MAXAMINE or other products in development. There can be no assurance that such coverage is or in the future will be adequate or that adequate insurance will be available in the future at an acceptable cost, if at all. In addition, there can be no assurance that a product liability claim, even if the Company has insurance coverage, would not materially adversely affect the business or financial condition of the Company.

     POTENTIAL ADVERSE EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE; PRICE VOLATILITY OF THE COMMON STOCK. Sales of substantial amounts of the Common Stock of the Company in the public market could adversely affect prevailing market prices for the Common Stock and the ability of the Company to raise equity capital in the future. The Company's Common Stock currently trades on the American Stock Exchange and on the Stockholm Stock Exchange. Historically, the Common Stock has generally experienced relatively low daily trading volumes in relation to the aggregate number of shares outstanding. The price and liquidity of the Common Stock may be significantly affected by trading activity and market factors related to the AMEX and SSE, which factors and the effects thereof may differ between these markets. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded pharmaceutical or biotechnology companies have in the past been, and can in the future be expected to be, especially volatile. Low trading volumes, announcements of technological innovations or new products by the Company or its competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and countries outside of the United States, delays in the Company's testing and development schedules, events or announcements relating to the Company's collaborative relationships with others, public concern as to the safety of biopharmaceutical or biotechnology products and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price or liquidity of the Common Stock.

ITEM 2.  PROPERTIES

     The Company currently leases approximately 9,500 square feet of laboratory and office space in San Diego, California. The Company has determined that additional office facilities will be required to accommodate the hiring of additional personnel planned as part of the commercialization of MAXAMINE, including the management of the ongoing and planned clinical trials. The Company believes it has made appropriate plans to ensure that such additional facilities will be available as required.

ITEM 3.  LEGAL PROCEEDINGS

     In March 1997, the former President and Chief Operating Officer and the Chief Financial Officer of the Company (the "Former Employees") filed a complaint in the Superior Court in the State of California, County of San Diego (the "Complaint") seeking claims for certain purported damages in contract and in tort arising from their respective terminations of employment with the Company in March 1996. In addition, the Former Employees asserted possible punitive damages and damages based on emotional distress. The Former Employees also claimed the right to vested options of the Company's Common Stock. According to the Complaint, each of the Former Employees appears to be claiming compensatory damages in excess of $2 million and punitive damages in excess of $3 million. In June 1997, the Company filed an answer to the Complaint denying each of the allegations therein. Pretrial discovery with respect to these legal proceedings has commenced, and a trial date has been scheduled for May 1998. The Company believes the Former Employees' claims are without merit and the Company intends to contest any such claims vigorously. However, there can be no assurances as to the eventual outcome of such claims or their effect on the Company's business, financial condition and results of operations. In addition, an adverse determination in any litigation arising from these claims or the settlement of such claims could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors--Legal Proceedings."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 1997.

                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

    (a) The information required by this Item 5 is incorporated herein by reference to the information contained in Note 15 of the Notes to Financial Statements under the caption "Price Range of Common Stock (Unaudited)" on page 37 of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1997, filed as Exhibit 13.1 hereto. In addition to the foregoing, the Company has entered into a Loan and Security agreement with Silicon Valley Bank which restricts the payment of dividends by the Company.

    (b) On July 9, 1996, the Company's Form SB-2 registration statement (File No. 333-4854-LA) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 2,500,000 shares of the Company's Common Stock, $.001 par value and 2,500,000 Redeemable Common Stock Purchase Warrants (the "Warrants"). The offering commenced on July 10, 1996 and the sale to the public of 2,500,000 shares of Common Stock at $7.50 per share was completed on July 15, 1996 for an aggregate price of $17,480,000. The registration statement included an additional 375,000 shares of Common Stock and/or 375,000 additional Warrants solely to cover over-allotments. The managing underwriter for the offering was National Securities Corporation. On July 23, 1996, the Underwriters exercised their option to purchase 375,000 additional shares of Common Stock and 375,000 additional Warrants. The offering was terminated on July 26, 1996. A total of 2,875,000 shares of Common Stock and 2,875,000 Warrants were sold in the offering at an aggregate price of $21,850,000. All of the shares sold in the offering were sold by the Company.

Expenses incurred by the Company through September 30, 1997 in connection with the issuance and distribution of Common Stock and Warrants in the offering included underwriting discounts and commissions of $1,748,000 and other expenses of $1,882,000. Total offering expenses of $3,630,000 resulted in net offering proceeds to the Company of $18,220,000. No expenses were paid to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company.

Of the net offering proceeds to the Company of $18.2 million, through September 30, 1997, the following payments have been made:

                                                  (A)                    (B)
Purchase and installation of
machinery and equipment                                                439,000

Repayment of indebtedness                       289,000                547,000

Interest earning bonds and securities                               12,160,000

R&D expenses                                                         3,170,000

Business development expenses                                          207,000

G&A expenses                                                         1,020,000

Intellectual property                                                  388,000

(A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.
(B) Direct or indirect payments to others.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item 6 is incorporated herein by reference to the information contained under the caption "Selected Financial Data" on page 21 of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1997, filed as Exhibit 13.1 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required by this Item 7 is incorporated herein by reference to the information contained under the caption "Management's Discussion and Analysis" on pages 18-21 of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1997, filed as Exhibit
13.1 hereto.

ITEM 8.  FINANCIAL STATEMENTS

     The information required by this Item 8 is incorporated herein by reference to the Company's Financial Statements and the Notes to Financial Statements set forth on pages 21-37 of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1997, filed as Exhibit
13.1 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                   PART III


ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated herein by reference to the information under the caption "Election of Directors" set forth in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1997, for its Annual Meeting of Stockholders to be held on February 20, 1998. Information concerning executive officers is incorporated herein by reference to the information included under the caption "Other Information - Executive Officers" set forth in the Company's definitive Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the information under the caption "Executive Compensation" set forth in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1997, for its Annual Meeting of Stockholders to be held on February 20, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

     The information required by this Item 12 is incorporated herein by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1997, for its Annual Meeting of Stockholders to be held on February 20, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to the information under the captions "Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1997, for its Annual Meeting of Stockholders to be held on February 20, 1998.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
         AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Annual Report:

          1.   FINANCIAL STATEMENTS

          The following financial statements are incorporated herein by reference from pages 22-38 of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1997:

          Balance Sheets as of September 30, 1997 and 1996

          Statements of Operations for the years ended September 30, 1997, 1996, and 1995, and from October 23, 1989 (date of inception) to September 30, 1997

          Statements of Stockholders' Equity (Deficit) from October 23, 1989 (date of inception) through September 30, 1997

          Statements of Cash Flows for the years ended September 30, 1997, 1996, and 1995, and from October 23, 1989 (date of inception) to September 30, 1997

          Notes to Financial Statements

          Independent Auditors' Report

          2.   FINANCIAL STATEMENT SCHEDULES

          All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

          3.   EXHIBITS

          See list of Exhibits set forth in paragraph (c) below.

          The following management contracts or compensatory plans and arrangements are required to be filed as exhibits to this Annual Report pursuant to Item 14(c):

   10.14 Amended and Restated 1993 Long Term Incentive Plan and forms of stock option agreements (1)

   10.15 Employment Agreement dated October 1, 1997 between the Registrant and Kurt R. Gehlsen.

   10.16 Employment Agreement dated October 1, 1997 between the Registrant and Dale A. Sander

   10.17 Employment Agreement dated November 5, 1997 between the Registrant and Larry G. Stambaugh.

-----------------
(1) Previously filed together with the Registrant's Quarterly Report on Form 10-Q (File No. 1-4430) dated December 31, 1996.

     (b) The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1997.

                                   EXHIBIT INDEX
Exhibit
Number                        Description
------                        -----------
3.1    Amended and Restated Certificate of Incorporation of Registrant. (1)

3.2    Bylaws of Registrant. (1)

4.1    Reference is made to Exhibits 3.1 and 3.2.

4.2    Form of Common Stock Certificate. (1)

10.1 Form of Indemnification Agreement for directors and officers of the Registrant. (1)

10.2 Form of Representative's Warrant Agreement between the Company and National Securities Corporation, as representative of the several Underwriters (the "Representative"), including form of Representative's Warrant Certificate. (1)

10.3 Form of Warrant Agreement between the Company, the Representative and American Stock Transfer & Trust Company, including form of Warrant Certificate. (1)

10.4 Option to Buy Technology and Rights Agreement, dated March 30, 1993, between the Registrant and Estero Anstalt. (1)(2)

10.5 Security Agreement, dated July 27,1993, between the Registrant and Estero Anstalt. (1)(2)

10.6 Exclusive License Agreement, dated June 14, 1995, among the Registrant, Jan Holmgren, M.D., Ph.D., Cecil Czerkinsky, Duotol AB and Triotol Ltd.
       (1)(2)

10.7 Option and License Agreement, dated May 19, 1993, among the Registrant, Vitec AB and SBL Vaccin AB, as amended. (1)(2)

10.8 License Agreement dated January 14, 1994, among the Registrant, Vitec AB and SBL Vaccin, AB, as amended. (1)(2)

10.9 Agreement, dated December 2, 1995, among the Registrant, Syntello Vaccine Development AB and Estero Anstalt. (1)(2)

10.10 Agreement, dated April 23, 1996, among the Registrant, Anders Vahlne, M.D., Ph.D. and Syntello Vaccine Development AB. (1)(2)

10.11 Letter Agreement, dated February 15, 1996, between the Registrant and Burrill & Craves, Inc.(1)

10.12 Lease dated November 1, 1996 between DM Spectrum LLC, a California limited liability company, as Landlord and the Registrant for 3099 Science Park Road, Suite 150, San Diego, California 92121. (3)

10.13 Stock Purchase Agreement, dated as of July 5, 1996, by and between Dr. Anders Vahlne and the Registrant. (1)

10.14 Amended and Restated 1993 Long-Term Incentive Plan and forms of stock option agreements. (4)

10.15 Employment Agreement dated October 1, 1997 between the Registrant and Kurt R. Gehlsen.

10.16 Employment Agreement dated October 1, 1997 between the Registrant and Dale A. Sander.

10.17 Employment Agreement dated November 5, 1997 between the Registrant and Larry G. Stambaugh.

10.18 Loan and Security Agreement between the Registrant and Silicon Valley Bank. (5)

10.19 Financial Advisory Services Agreement between the Registrant and Rodman & Renshaw, Inc. dated September 17, 1997.(6)

11.1   Statement re: computation of pro forma loss per share.

13.1 Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1997.

23.1   Consent of KPMG Peat Marwick LLP, Independent Auditors.

23.3   Power of Attorney

27.1   Financial Data Schedule.

99.1   Independent Auditors' Report.
_______

(1) Previously filed together with the Registrant's Registration Statement on Form SB-2 (File No. 333-4854-LA) or amendments thereto and incorporated herein by reference.

(2) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933 and Rule 406 thereunder respecting confidential treatment.

(3) Previously filed together with the Registrant's Annual Report on Form 10-K (File No. 1-4430) dated September 30, 1996.

(4) Previously filed together with the Registrant's Quarterly Report on Form 10-Q (File No. 1-4430) dated December 31, 1996.

(5) Previously filed together with the Registrant's Quarterly Report on Form 10-Q (File No. 1-4430) dated March 31, 1997.

(6) Previously filed together with the Registrant's Registration Statement on Form S-1 (File No. 333-35895) dated September 18, 1997.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MAXIM PHARMACEUTICALS, INC.

                                       By:  /s/ DALE A. SANDER
                                            ------------------
                                       Dale A. Sander,
                                       Vice President, Finance
                                       and Chief Financial Officer

                                       Date:  December 23, 1997

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

Signature                              Title                                  Date
---------                              -----                                  ----

/S/ LARRY G. STAMBAUGH          Chairman of the Board                    December 23, 1997
-------------------------       Director, President and
Larry G. Stambaugh              Chief Executive Officer
                                (Principal Executive Officer)

/S/ DALE A. SANDER              Vice President, Finance, and             December 23, 1997
-------------------------       Chief Financial Officer
Dale A. Sander                  (Principal Accounting Officer and
                                Principal Financial Officer)

/S/ COLIN B. BIER               Director                                 December 23, 1997
-------------------------
Colin B. Bier, Ph.D.

/S/ G. STEVEN BURRILL           Director                                 December 23, 1997
-------------------------
G. Steven Burrill

/S/ PER-OLOF MARTENSSON         Director                                 December 23, 1997
-------------------------
Per-Olof Martensson

/S/ F. DUWAINE TOWNSEN          Director                                 December 23, 1997
-------------------------
F. Duwaine Townsen

                                      25

                                   EXHIBIT INDEX
Exhibit
Number                              Description
------                              -----------
3.1    Amended and Restated Certificate of Incorporation of Registrant. (1)

3.2    Bylaws of Registrant. (1)

4.1    Reference is made to Exhibits 3.1 and 3.2.

4.2    Form of Common Stock Certificate. (1)

10.1 Form of Indemnification Agreement for directors and officers of the Registrant. (1)

10.2 Form of Representative's Warrant Agreement between the Company and National Securities Corporation, as representative of the several Underwriters (the "Representative"), including form of Representative's Warrant Certificate. (1)

10.3 Form of Warrant Agreement between the Company, the Representative and American Stock Transfer & Trust Company, including form of Warrant Certificate. (1)

10.4 Option to Buy Technology and Rights Agreement, dated March 30, 1993, between the Registrant and Estero Anstalt. (1)(2)

10.5 Security Agreement, dated July 27,1993, between the Registrant and Estero Anstalt. (1)(2)

10.6 Exclusive License Agreement, dated June 14, 1995, among the Registrant, Jan Holmgren, M.D., Ph.D., Cecil Czerkinsky, Duotol AB and Triotol Ltd.
       (1)(2)

10.7 Option and License Agreement, dated May 19, 1993, among the Registrant, Vitec AB and SBL Vaccin AB, as amended. (1)(2)

10.8 License Agreement dated January 14, 1994, among the Registrant, Vitec AB and SBL Vaccin, AB, as amended. (1)(2)

10.9 Agreement, dated December 2, 1995, among the Registrant, Syntello Vaccine Development AB and Estero Anstalt. (1)(2)

10.10 Agreement, dated April 23, 1996, among the Registrant, Anders Vahlne, M.D., Ph.D. and Syntello Vaccine Development AB. (1)(2)

10.11 Letter Agreement, dated February 15, 1996, between the Registrant and Burrill & Craves, Inc.(1)

10.12 Lease dated November 1, 1996 between DM Spectrum LLC, a California limited liability company, as Landlord and the Registrant for 3099 Science Park Road, Suite 150, San Diego, California 92121. (3)

10.13 Stock Purchase Agreement, dated as of July 5, 1996, by and between Dr. Anders Vahlne and the Registrant. (1)

10.14 Amended and Restated 1993 Long-Term Incentive Plan and forms of stock option agreements. (4)

10.15 Employment Agreement dated October 1, 1997 between the Registrant and Kurt R. Gehlsen.

10.16 Employment Agreement dated October 1, 1997 between the Registrant and Dale A. Sander.

10.17 Employment Agreement dated November 5, 1997 between the Registrant and Larry G. Stambaugh.

10.18 Loan and Security Agreement between the Registrant and Silicon Valley Bank. (5)

10.19 Financial Advisory Services Agreement between the Registrant and Rodman & Renshaw, Inc. dated September 17, 1997.(6)

11.1   Statement re: computation of pro forma loss per share.

13.1 Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1997.

23.1   Consent of KPMG Peat Marwick LLP, Independent Auditors.

23.3   Power of Attorney

27.1   Financial Data Schedule.

99.1   Independent Auditors' Report.
_______

(1) Previously filed together with the Registrant's Registration Statement on Form SB-2 (File No. 333-4854-LA) or amendments thereto and incorporated herein by reference.

(2) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933 and Rule 406 thereunder respecting confidential treatment.

(3) Previously filed together with the Registrant's Annual Report on Form 10-K (File No. 1-4430) dated September 30, 1996.

(4) Previously filed together with the Registrant's Quarterly Report on Form 10-Q (File No. 1-4430) dated December 31, 1996.

(5) Previously filed together with the Registrant's Quarterly Report on Form 10-Q (File No. 1-4430) dated March 31, 1997.

(6) Previously filed together with the Registrant's Registration Statement on Form S-1 (File No. 333-35895) dated September 18, 1997.