Form 10-Q
period 1997-12-31
MAXIM PHARMACEUTICALS INC
filed 1998-02-06
CIK 1013351

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                     FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Quarter Ended December 31, 1997

                                         or

[ ] Transition report pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934


                           Commission file number 1-14430
                                                  -------

                            MAXIM PHARMACEUTICALS, INC.
               (Exact name of registrant as specified in its charter)



            Delaware                                   87-0279983
     --------------------------------------------------------------------------
     (State of incorporation)              (I.R.S. Employer Identification No.)


     10835 Altman Row, Suite 150, San Diego, CA                92121
     ------------------------------------------------------------------
     (Address of principal executive offices)               (Zip  Code)

                                    (619) 453-4040
                 ---------------------------------------------------
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

As of February 6, 1998, the registrant had 9,228,051 shares of Common Stock, $.001 par value, outstanding.

                            MAXIM PHARMACEUTICALS, INC.
                           (A Development Stage Company)



                                       INDEX

PART I - FINANCIAL INFORMATION                                      Page
                                                                    ----
   Item 1.  Financial Statements

            Balance Sheets -
            December 31, 1997 (unaudited) and September 30, 1997 . . . 1

            Statements of Operations (unaudited) -
            Three Months Ended December 31, 1997 and 1996
            and from Inception (October 23, 1989) to
            December 31, 1997. . . . . . . . . . . . . . . . . . . . . 2

            Statements of Cash Flows (unaudited) -
            Three Months Ended December 31, 1997 and 1996
            and from Inception (October 23, 1989) to
            December 31, 1997. . . . . . . . . . . . . . . . . . . . . 3

            Notes to Financial Statements. . . . . . . . . . . . . . . 4



   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . . . 6


PART II - OTHER INFORMATION


   Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . 8



   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 8


SIGNATURE    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

BALANCE SHEETS

MAXIM PHARMACEUTICALS, INC.  (A DEVELOPMENT STAGE COMPANY)




                                                   DECEMBER 31, 1997   September 30, 1997
                                                   -----------------   ------------------
ASSETS                                                (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                        $  22,548,776          $  447,523
   Short-term investments in marketable
     securities                                        18,360,109           9,389,690
   Inventory                                              250,000                   -
   Accrued interest and other current assets              756,026             576,836
                                                    -------------       -------------
       Total current assets                            41,914,911          10,414,049

Investments in marketable securities                    2,996,361           2,322,398
Patents and licenses, net                               1,812,157           1,815,428
Property and equipment, net                               702,155             718,988
Other assets                                              200,000             586,893
                                                    -------------       -------------
       Total assets                                 $  47,625,584       $  15,857,756
                                                    -------------       -------------
                                                    -------------       -------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                 $   1,104,132       $   1,082,038
   Accrued expenses                                       600,956             597,388
   Note payable                                            59,049             102,161
   Current portion of long-term debt                      182,116             127,712
                                                    -------------       -------------
     Total current liabilities                          1,946,253           1,909,299

Long-term debt, less current portion                      551,897             555,229

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 5.000,000
     shares authorized                                          -                   -
   Common stock, $.001 par value,  20,000,000
     shares authorized; 9,214,052 and 6,671,237
     shares issued and outstanding at
     December 31, 1997 and September 30, 1997,
     respectively                                           9,214               6,672
   Additional paid-in capital                          69,137,381          34,269,521
   Deficit accumulated during the development
     stage                                            (23,982,358)        (20,832,052)
   Deferred compensation                                  (36,803)            (50,913)
                                                    -------------       -------------
     Total stockholders' equity                        45,127,434          13,393,228
                                                    -------------       -------------
       Total liabilities and stockholders' equity   $  47,625,584       $  15,857,756
                                                    -------------       -------------
                                                    -------------       -------------




SEE NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS (UNAUDITED)

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)




                                                               Three Months Ended        October 23, 1989
                                                                   December 31            (inception) to
                                                              1997              1996     December 31, 1997
                                                          ------------      -----------  -----------------
Operating expenses:
   Research and development                               $  2,909,584      $   539,592    $  15,894,015
   Business development                                        121,845           63,754          676,844
   General and administrative                                  628,631          408,266        9,759,279
                                                          ------------      -----------    -------------
      Total operating expenses                               3,660,060        1,011,612       26,330,138


 Other income (expense):
   Investment income                                           528,416          265,242        1,480,022
   Interest expense                                            (18,662)         (17,333)      (1,998,704)
   Other expense                                                     -             (857)        (117,821)
   Gain on sale of subsidiary                                        -                -        2,288,474
   Research grant revenue                                            -                -        2,946,001
                                                          ------------      -----------    -------------
      Total other income (expense)                             509,754          247,052        4,597,972
                                                          ------------      -----------    -------------

 Discontinued operations:
   Loss from operation of discontinued
      diagnostic division                                            -                -         (347,608)
   Gain on sale of diagnostic division                               -                -          483,162
                                                          ------------      -----------    -------------

 Net loss                                                 $ (3,150,306)     $  (764,560)   $ (21,596,612)
                                                          ------------      -----------    -------------
                                                          ------------      -----------    -------------


 Net loss per share of common stock                       $      (0.37)     $     (0.11)
                                                          ------------      -----------
                                                          ------------      -----------


Weighted average shares outstanding                          8,583,517        6,671,237
                                                          ------------      -----------
                                                          ------------      -----------



SEE NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS (UNAUDITED)

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)


                                                                Three Months Ended
                                                                   December 31            October 23, 1989
                                                         -------------------------------   (inception) to
                                                              1997              1996      December 31, 1997
                                                         --------------     ------------  -----------------
OPERATING ACTIVITIES:
 Net loss                                                $  (3,150,306)     $  (764,560)  $  (23,982,358)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                                80,770           37,289        1,124,698
   Amortization of net premium on investments                   32,223           43,706          188,565
   Stock options issued as compensation                         14,110           16,956          455,099
   Loss on write-off of patents                                      -                -          242,212
   Gain on sale of subsidiary                                        -                -       (2,288,474)
   Loss on disposal of property and equipment                      481                -          133,164
   Loss on write-off of receivable from related party                -                -          147,803
   Other                                                             -                -           51,701
   Gain on sale of diagnostic division                               -                -         (483,162)
   Loss on write-off of purchased research
      and development                                                -                -        2,646,166
   Cumulative effect of reorganization                               -                -        1,152,667
   Changes in operating assets and liabilities:
      Accrued interest and other current assets               (429,190)        (269,352)      (1,006,026)
      Other assets                                             386,893         (200,000)        (347,803)
      Accounts payable                                          22,094          332,992        1,104,132
      Accrued expenses                                           3,568         (129,324)         622,166
                                                          ------------      -----------    -------------
        Net cash used in operating activities               (3,039,357)        (932,293)     (20,239,450)

 INVESTING ACTIVITIES:
 Purchases of marketable securities                        (12,821,105)      (2,346,955)     (38,730,535)
 Maturities of marketable securities                         3,144,500                -       17,185,500
 Additions to patents and licenses                             (37,260)        (475,610)      (2,532,100)
 Purchases of property and equipment                           (23,887)        (184,844)      (1,636,582)
 Cash acquired in acquisition of business                            -                -          985,356
 Proceeds from sale of diagnostic division                           -                -          496,555
                                                          ------------      -----------    -------------
   Net cash used in investing activities                    (9,737,752)      (3,007,409)     (24,231,806)

 FINANCING ACTIVITIES:
 Proceeds from issuance of notes payable and
   long-term debt                                               51,981                -        5,442,784
 Payments on notes payable and long-term debt                  (44,021)               -       (3,090,804)
 Proceeds from issuance of notes payable to
   related parties                                                   -                -        4,982,169
 Payments on notes payable to related parties                        -                -       (1,329,885)
 Net proceeds from issuance of common stock
   and warrants                                             34,870,402                -       60,528,268
 Net proceeds from issuance of preferred stock                       -                -          487,500
                                                          ------------      -----------    -------------
   Net cash provided by financing activities                34,878,362                -       67,020,032
                                                          ------------      -----------    -------------
 Net increase (decrease) in cash and cash equivalents       22,101,253       (3,939,702)      22,548,776

 Cash and cash equivalents at beginning of period              447,523        4,070,089                -
                                                          ------------      -----------    -------------

 Cash and cash equivalents at end of period               $ 22,548,776      $   130,387    $  22,548,776
                                                          ------------      -----------    -------------
                                                          ------------      -----------    -------------


SEE NOTES TO FINANCIAL STATEMENTS.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)



1.  PRINCIPLES OF INTERIM PERIOD REPORTING

Maxim Pharmaceuticals, Inc. (the "Company") has not earned significant revenues from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7").

In the opinion of the Company, the unaudited financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of December 31, 1997 and September 30, 1997, and the results of operations for the three months ended December 31, 1997 and 1996 and from inception (October 23, 1989) to December 31, 1997. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the financial statements and footnotes thereto for the year ended September 30, 1997.


2.   LOSS PER SHARE OF COMMON STOCK

Effective October 1, 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS 128"). Loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Loss per share calculated by including the additional common shares issuable upon exercise of outstanding options and warrants is not presented as these securities are antidilutive.


3.   LINE OF CREDIT AGREEMENT

In March 1997 the Company entered into a line of credit agreement with a bank. Under the agreement the Company was permitted to borrow up to $900,000 during 1997 to fund qualified equipment purchases. At January 1, 1998, approximately $712,946 in outstanding advances under the line of credit converted to a term loan payable in equal installments over 48 months, including interest at prime plus 0.5%. The loan is secured by all assets of the Company.

4.   STOCKHOLDERS' EQUITY

SECONDARY PUBLIC OFFERING - During October 1997 the Company completed a secondary public offering in which it sold 2,500,000 shares of common stock at a price of $15.25 per share. The Company received net proceeds of approximately $34,700,000 after underwriting discounts and other issuance costs.

SHARES ISSUED UPON EXERCISE OF COMMON STOCK OPTIONS AND WARRANTS - During the three months ended December 31, 1997 the Company issued 26,666 and 16,149 shares of common stock upon the exercise of warrants and options, respectively.

5.    CONTINGENCY

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


6.  SUBSEQUENT EVENT

In January 1998 the Company entered into a two-year operating lease commencing February 1998 for approximately 12,500 square feet of additional office facilities located in San Diego, California. The lease requires monthly base rent in the amount of approximately $29,000. The base rent is subject to adjustment for the second year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)


THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER "RISK FACTORS" AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1997, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE UNCERTAINTIES ASSOCIATED WITH RESEARCH AND DEVELOPMENT, THE RISK THAT PRODUCTS THAT APPEARED PROMISING IN EARLY CLINICAL TRIALS DO NOT DEMONSTRATE EFFICACY IN LARGER-SCALE CLINICAL TRIALS, THE RISK THAT CLINICAL TRIALS WILL NOT COMMENCE WHEN PLANNED, AND THE RISK THAT THE COMPANY WILL NOT OBTAIN APPROVAL TO MARKET ITS PRODUCTS.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

RESEARCH AND DEVELOPMENT EXPENSES - For the quarter ended December 31, 1997, research and development expenses were $2,909,000, an increase of $2,369,000, or 439%, over the same period in the prior year. This increase was primarily attributable to increased activity related to cancer clinical trials of the Company's MAXAMINE-TM- therapy, including hiring additional clinical and development personnel, clinical trial site and contract research organization costs and other costs associated with the commencement in June 1997 of a Phase III cancer clinical trial in the United States, the commencement in November 1997 of an international Phase III cancer clinical trial, and the preparation for an additional international Phase III cancer clinical trial planned to commence in 1998.

BUSINESS DEVELOPMENT AND GENERAL AND ADMINISTRATIVE EXPENSES - For the quarter ended December 31, 1997, business development expenses totaled $122,000, approximately double the $64,000 in expense recorded in the same quarter in the prior year. This increase was due to additional personnel and other resources devoted to corporate partnering efforts and market evaluations. General and administrative expenses for the quarter ended December 31, 1997 increased $221,000, or 54%, over the prior year quarter and totaled $629,000. This increase is in a large part due to the increased personnel and general expenses associated with the Company's expanded operations.

OTHER INCOME (EXPENSE) - Investment income was $528,000 for the quarter ended December 31, 1997, compared to $265,000 for the same period in the prior year. This increase was due to income on the proceeds of the Company's secondary public offering completed in October 1997. Interest expense for the quarter ended December 31, 1997 approximated that of the prior year quarter and totaled $19,000.

NET LOSS - Net loss for the quarter ended December 31, 1997 totaled $3,150,000, an increase of $2,386,000, or 312%, over the same period of the prior year. The increase was due to the expansion of research and development and general corporate activities, partially offset by the current quarter increase in investment income. Net loss per share of common stock for the three month period was $.37, a 236% increase over the loss of $.11 per share for the same period of the prior year resulting from the increase in net loss for the quarter partially offset by the increase in the number of shares of common stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the sale of its equity securities, including an initial public offering in July 1996 and an international secondary public offering in October 1997 which provided net proceeds to the Company of approximately $18.2 million and $34.7 million, respectively.

As of December 31, 1997, the Company had cash, cash equivalents and investments totaling approximately $43.9 million. For the quarter ended December 31, 1997, net cash used in the Company's operating activities was approximately $3.0 million. The Company expects its cash requirements to increase significantly in future periods as it conducts additional research and development activities including clinical trials, other research and development activities, and efforts associated with the commercial launch of any products that are developed. Among the activities which are expected to result in an increase in cash requirements are two Phase III cancer clinical trials of the MAXAMINE THERAPY commenced in 1997, a third Phase III trial of the MAXAMINE THERAPY planned for the first quarter of 1998, and other planned clinical trials.

The Company's cash requirements may vary materially from those now planned because of the results of clinical trials and other research and development, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements and the development of the Company's product commercialization activities. As a result of these factors, it is difficult to predict accurately the timing and amount of the Company's cash requirements. In order to successfully commercialize any of its products, the Company expects that it will ultimately be required to seek additional funds through public or private financings or collaborative arrangements with corporate partners. The issuance of additional equity securities could result in substantial dilution to the Company's stockholders. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. The failure to fund its capital requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has never paid a cash dividend and does not contemplate the payment of cash dividends in the foreseeable future.

PART II-OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) In December 1997, the Company issued 26,666 shares of common stock upon exercise of warrants previously issued to a participant in a 1995 private placement. In January 1998, the Company issued 5,666 shares of common stock upon exercise of warrants previously issued to two participants in the aforementioned private placement.

(d) Of the net offering proceeds to the Company of $18.2 million that resulted from the sale of shares of common stock and warrants pursuant to the Company's Registration Statement on Form SB-2 (File No. 333-4854-LA), through December 31, 1997, the following payments have been made:

                                                       (A)         (B)
Purchase and installation of
machinery and equipment                                        520,000

Repayment of indebtedness                         289,000      591,000

Interest earning bonds and securities                        8,983,000

Research and development expenses                            5,454,000

Business development expenses                                  313,000

General and administrative                                   1,600,000

Intellectual property                                          470,000

(A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.
(B)  Direct or indirect payments to others.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   EXHIBITS

Exhibit Number      Description of Exhibit
--------------      ----------------------
    10.20           Form of lease dated January 13, 1998 between
                    British Pacific Properties Corporation, a
                    California Corporation, as Landlord and the Registrant


    27.1            Financial Data Schedule
b.)  REPORTS ON FORM 8-K

No reports on Form  8-K were filed during the quarter ended December 31, 1997.









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                              Maxim Pharmaceuticals,  Inc.



Date:  February 6, 1998        /s/ Dale A. Sander
                              -----------------------------------
                              Dale A. Sander
                              Chief Financial Officer
                              (Principal Accounting Officer and Officer
                              duly authorized to sign this report on
                              behalf of the registrant)