Form 10-Q
period 1998-03-31
MAXIM PHARMACEUTICALS INC
filed 1998-05-08
CIK 1013351

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                   FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                     For the Quarter Ended March 31, 1998

                                      or

[ ] Transition report pursuant to Section 13 or 15(d) of Securities
    Exchange Act of 1934


                        Commission file number 1-14430
                                               -------

                             MAXIM PHARMACEUTICALS, INC.
            (Exact name of registrant as specified in its charter)



          Delaware                                  87-0279983
  --------------------------------------------------------------------------
  (State of incorporation)              (I.R.S. Employer Identification No.)


 8899 University Center Lane, Suite 200, San Diego, CA        92122
 ------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip  Code)

                               (619) 453-4040
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

               10835 Altman Row, Suite 150, San Diego, CA 92121
               ------------------------------------------------
                (former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X      No
                                                -----       ----

As of May 8, 1998, the registrant had 9,278,986 shares of Common Stock, $.001 par value, outstanding.

                          MAXIM PHARMACEUTICALS, INC.
                         (A Development Stage Company)



                                     INDEX


Part I - Financial Information                                      Page
------------------------------                                      ----
  Item 1. Financial Statements

          Balance Sheets -
          March 31, 1998 (unaudited) and September 30, 1997........  1

          Statements of Operations (unaudited) -
          Three Months and Six Months Ended March 31, 1998
          and 1997, and from Inception (October 23, 1989)
          through March 31, 1998..................................   2

          Statements of Cash Flows (unaudited) -
          Six Months Ended March 31, 1998 and 1997
          and from Inception (October 23, 1989) through
          March 31, 1998..........................................   3

          Notes to Financial Statements...........................   4



  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........   6


Part II - Other Information
---------------------------

  Item 1. Legal Proceedings.......................................   8


  Item 2. Changes in Securities and Use of Proceeds...............   8


  Item 4. Submission of Matters to a Vote of Security Holders.....   8


  Item 6. Exhibits and Reports on Form 8-K........................   9


SIGNATURE.........................................................   9


BALANCE SHEETS

MAXIM PHARMACEUTICALS, INC.  (A DEVELOPMENT STAGE COMPANY)


                                                     March 31, 1998  September 30, 1997
                                                     --------------  ------------------
ASSETS                                                (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                          $  13,125,879    $    447,523
 Short-term investments in marketable securities       19,626,042       9,389,690
 Inventory                                                645,000               -
 Accrued interest and other current assets              1,498,440         576,836
                                                    -------------    ------------
   Total current assets                                34,895,361      10,414,049

Investments in marketable securities                    7,953,755       2,322,398
Patents and licenses, net                               1,823,700       1,815,428
Property and equipment, net                               935,922         718,988
Other assets                                              257,693         586,893
                                                    -------------    ------------
   Total assets                                     $  45,866,431    $ 15,857,756
                                                    -------------    ------------
                                                    -------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                   $   2,850,181    $  1,082,038
 Accrued expenses                                         759,939         597,388
 Note payable                                              14,933         102,161
 Current portion of long-term debt                        185,844         127,712
                                                    -------------    ------------
  Total current liabilities                             3,810,897       1,909,299

Long-term debt, less current portion                      537,165         555,229

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value,
  5,000,000 shares authorized                                   -               -
 Common stock, $.001 par value,
  20,000,000 shares authorized;
  9,272,221 and 6,671,237 shares
  issued and outstanding at
  March 31, 1998 and September 30,
  1997, respectively                                        9,272           6,672
 Additional paid-in capital                            69,289,156      34,269,521
 Deficit accumulated during the development stage     (27,750,804)    (20,832,052)
 Deferred compensation                                    (29,255)        (50,913)
                                                    -------------    ------------
  Total stockholders' equity                           41,518,369      13,393,228
                                                    -------------    ------------
   Total liabilities and stockholders' equity       $  45,866,431    $ 15,857,756
                                                    -------------    ------------
                                                    -------------    ------------


SEE NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS (UNAUDITED)

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)


                                                            Three Months Ended           Six Months Ended        October 23, 1989
                                                                March 31                     March 31            (inception) to
                                                          1998           1997           1998           1997      March 31, 1998
                                                      -----------    -----------    -----------    -----------   --------------
Operating expenses:
 Research and development                             $ 3,493,278    $ 1,215,456    $ 6,402,861    $ 1,755,048    $ 21,757,284
 Business development                                     192,775         99,425        314,620        163,179         927,710
 General and administrative                               720,608        493,119      1,349,239        901,385      10,700,252
                                                      -----------    -----------    -----------    -----------    ------------
  Total operating expenses                              4,406,661      1,808,000      8,066,720      2,819,612      33,385,246

Other income (expense):
 Investment income                                        656,585        239,918      1,185,001        505,160       2,399,781
 Interest expense                                         (18,371)       (14,972)       (37,033)       (32,305)     (2,018,404)
 Other expense                                                  -        (13,564)             -        (14,421)       (116,964)
 Gain on sale of subsidiary                                     -              -              -              -       2,288,474
 Research grant revenue                                         -              -              -              -       2,946,001
                                                      -----------    -----------    -----------    -----------    ------------
  Total other income (expense)                            638,214        211,382      1,147,968        458,434       5,498,888
                                                      -----------    -----------    -----------    -----------    ------------

Discontinued operations:
 Loss from operation of discontinued
  diagnostic division                                           -              -              -              -        (347,608)
 Gain on sale of diagnostic division                            -              -              -              -         483,162
                                                      -----------    -----------    -----------    -----------    ------------
Net loss                                              $(3,768,447)   $(1,596,618)   $(6,918,752)   $(2,361,178)   $(27,750,804)
                                                      -----------    -----------    -----------    -----------    ------------
Net loss per share of common stock                    $     (0.41)      $  (0.24)   $     (0.78)   $     (0.35)
                                                      -----------    -----------    -----------    -----------
Weighted average shares outstanding                     9,248,908      6,671,237      8,912,557      6,671,238
                                                      -----------    -----------    -----------    -----------


SEE NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS (UNAUDITED)

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)


                                                            Six Months Ended
                                                                March 31           October 23, 1989
                                                     ---------------------------    (inception) to
                                                           1998          1997       March 31, 1998
                                                     ------------    -----------    --------------
OPERATING ACTIVITIES:
Net loss                                             $ (6,918,752)   $(2,361,178)   $(27,750,804)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                            168,497        103,347       1,212,425
 Amortization of net premium on investments                61,367         84,308         217,709
 Stock options issued as compensation                      21,658         33,913         462,647
 Loss on write-off of patents                                   -              -         242,212
 Gain on sale of subsidiary                                     -              -      (2,288,474)
 Loss on disposal of property and equipment                   481              -         133,164
 Loss on write-off of  receivable from related party            -              -         147,803
 Other                                                          -              -          51,701
 Gain on sale of diagnostic division                            -              -        (483,162)
 Loss on write-off of purchased research
  and development                                               -              -       2,646,166
 Cumulative effect of reorganization                            -              -       1,152,667
 Changes in operating assets and liabilities:
  Accrued interest and other current assets            (1,566,604)        46,946      (2,143,440)
  Other assets                                            329,200       (200,000)       (405,496)
  Accounts payable                                      1,768,143        349,010       2,850,181
  Accrued expenses                                        162,551        101,745         781,149
                                                     ------------    -----------    ------------
   Net cash used in operating activities               (5,973,459)    (1,841,909)    (23,173,552)

INVESTING ACTIVITIES:
Purchases of marketable securities                    (25,662,576)    (8,151,437)    (51,572,006)
Maturities of marketable securities                     9,733,500      7,996,000      23,774,500
Additions to patents and licenses                         (89,418)      (513,201)     (2,584,258)
Purchases of property and equipment                      (304,766)      (612,348)     (1,917,461)
Cash acquired in acquisition of business                        -              -         985,356
Proceeds from sale of diagnostic division                       -              -         496,555
                                                     ------------    -----------    ------------
 Net cash used in investing activities                (16,323,260)    (1,280,986)    (30,817,314)

FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and
 long-term debt                                            72,180        408,195       5,462,983
Payments on notes payable and long-term debt             (119,340)             -      (3,166,123)
Proceeds from issuance of notes payable to
 related parties                                                -              -       4,982,169
Payments on notes payable to related parties                    -              -      (1,329,885)
Net proceeds from issuance of common stock
 and warrants                                          35,022,235             68      60,680,101
Net proceeds from issuance of preferred stock                   -              -         487,500
                                                     ------------    -----------    ------------
Net cash provided by financing activities              34,975,075        408,263      67,116,745
                                                     ------------    -----------    ------------
Net increase (decrease) in cash and cash equivalents   12,678,356     (2,714,632)     13,125,879

Cash and cash equivalents at beginning of period          447,523      4,070,089               -
                                                     ------------    -----------    ------------
Cash and cash equivalents at end of period           $ 13,125,879    $ 1,355,457    $ 13,125,879
                                                     ------------    -----------    ------------
                                                     ------------    -----------    ------------

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

In the opinion of the Company, the unaudited financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of March 31, 1998 and September 30, 1997, and the results of operations for the three months and six months ended March 31, 1998 and 1997 and from inception (October 23, 1989) to March 31, 1998. The results of operations for the three months and six months ended March 31, 1998 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the financial statements and footnotes thereto for the year ended September 30, 1997.

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

3.  LINE OF CREDIT AGREEMENT

In March 1997 the Company entered into a line of credit agreement with a bank. Under the agreement the Company was permitted to borrow up to $900,000 during 1997 to fund qualified equipment purchases. At January 1, 1998, $718,620 in outstanding advances under the line of credit converted to a term loan payable in equal installments over 48 months, including interest at prime plus 0.5%. In March 1998 the line of credit agreement was amended to permit the Company to borrow up to an additional $700,000 during 1998. The existing term loan and the line of credit are both secured by all assets of the Company. At January 1, 1999, any outstanding advances under the line of credit will convert to a term loan payable in 48 equal installments , including interest at prime plus 0.25%. No advances under the line of credit, as amended, have been made at March 31, 1998.

4.  STOCKHOLDERS' EQUITY

SECONDARY PUBLIC OFFERING - During October 1997 the Company completed a secondary public offering in which it sold 2,500,000 shares of common stock at a price of $15.25 per share. The Company received net proceeds of approximately $34,700,000 after underwriting discounts and other issuance costs.

SHARES ISSUED UPON EXERCISE OF COMMON STOCK OPTIONS AND WARRANTS - During the six months ended March 31, 1998 the Company issued 50,773 and 49,732 shares of common stock upon the exercise of warrants and options, respectively.

5.  LEASE COMMITMENT

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER "RISK FACTORS" AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1997 AND THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3 (FILE NO. 333-4854-LA), AS AMENDED THROUGH THE DATE HEREOF, EACH AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE UNCERTAINTIES ASSOCIATED WITH RESEARCH AND DEVELOPMENT, THE RISK THAT PRODUCTS THAT APPEARED PROMISING IN EARLY CLINICAL TRIALS DO NOT DEMONSTRATE EFFICACY IN LARGER-SCALE CLINICAL TRIALS, THE RISK THAT CLINICAL TRIALS WILL NOT COMMENCE WHEN PLANNED, AND THE RISK THAT THE COMPANY WILL NOT OBTAIN APPROVAL TO MARKET ITS PRODUCTS.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997

RESEARCH AND DEVELOPMENT EXPENSES - For the quarter ended March 31, 1998, research and development expenses were $3,493,000, an increase of $2,278,000, or 187%, over the same period in the prior year. This increase was primarily attributable to increased activity related to late-stage clinical trials of the Company's MAXAMINE-Registered Trademark- therapy, including hiring additional clinical and development personnel, clinical trial site and contract research organization costs and other costs associated with the commencement in June 1997 of a Phase III cancer clinical trial in the United States, the commencement in November 1997 of an international Phase III cancer clinical trial, and the commencement of a third international Phase III cancer clinical trial in February 1998.

For the six months ended March 31, 1998, research and development costs were $6,403,000, an increase of $4,648,000, or 265%, over the same period of the prior year. The increase resulted from the Phase III clinical trial efforts described above.

BUSINESS DEVELOPMENT AND GENERAL AND ADMINISTRATIVE EXPENSES - For the quarter ended March 31, 1998, business development expenses totaled $193,000, approximately double the $99,000 in expense recorded in the same quarter in the prior year. This increase was due to additional personnel and other resources devoted to corporate partnering efforts and market evaluations. General and administrative expenses for the quarter ended March 31, 1998 were $721,000, an increase of $227,000, or 46%, over the prior year quarter. This increase was in a large part due to the increased personnel costs and general expenses associated with the Company's expanded operations.

Business development costs for the six month period ended March 31, 1998 totaled $315,000, an increase of $151,000, or 93%, over the same period of the prior year. General and administrative expense for the six month period ended March 31, 1998 were $1,349,000, an increase of $448,000, or 50%, over the same period of the prior year. Both of these increases resulted from the expanded activities described above.

OTHER INCOME (EXPENSE) - Investment income was $657,000 for the quarter ended March 31, 1998, compared to $240,000 for the same period in the prior year. This increase was due to income on the proceeds of the Company's secondary public offering completed in October 1997. Interest expense for the quarter ended March 31, 1998 approximated that of the prior year quarter and totaled $18,000.

Investment income was $1,185,000 for the six month period ended March 31, 1998, compared to $505,000 for the same period of the prior year, due to the income on the offering proceeds described above. Interest expense for the six month period ended March 31, 1998 was $37,000, consistent with the same period of the prior year.

NET LOSS - Net loss for the quarter ended March 31, 1998 totaled $3,768,000, an increase of $2,172,000, or 136%, over the same period of the prior year. The increase was due to the expansion of research and development and general corporate activities described above, partially offset by the current quarter increase in investment income. Net loss per share of common stock for the three month period was $.41, a 71% increase over the loss of $.24 per share for the same period of the prior year resulting from the increase in net loss for the quarter partially offset by the increase in the number of shares of common stock outstanding.

Net loss for the six months ended March 31, 1998 totaled $6,919,000, an increase of $4,558,000, or 193%, over the same period of the prior year. Net loss per share of common stock for the six month period was $.78, a 123% increase over the loss of $.35 per share for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the sale of its equity securities, including an initial public offering in July 1996 and an international secondary public offering in October 1997 which provided net proceeds to the Company of approximately $18.2 million and $34.7 million, respectively.

As of March 31, 1998, the Company had cash, cash equivalents and investments totaling approximately $40.7 million. For the six months ended March 31, 1998, net cash used in the Company's operating activities was approximately $6.0 million. The Company expects its cash requirements to increase significantly in future periods as it conducts additional product development efforts including clinical trials, other research and development activities, and efforts associated with the commercial launch of any products that are developed. Among the activities which are expected to result in an increase in cash requirements are two Phase III cancer clinical trials of the MAXAMINE THERAPY commenced in 1997, and the commencement of a third international Phase III cancer clinical trial in February 1998.

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

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1997 the former President and Chief Operating Officer and Chief Financial Officer of the Company (the "Former Employees") filed a complaint in the Superior Court in the State of California, County of San Diego (the "Complaint") seeking claims for certain purported damages in contract and in tort arising from their respective terminations of employment with the Company. In May 1998 the Company entered into an agreement with the Former Employees resulting in a full and final release of claims against the Company and a dismissal with prejudice of the Complaint.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) In March 1998, the Company issued 18,441 shares of common stock upon exercise of warrants previously issued to the underwriter of the Company's initial public offering. In April 1998, the Company issued 6,140 shares of common stock upon exercise of warrants previously issued to an affiliate of the above mentioned underwriter. The Company issued such shares in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

(d) Of the net offering proceeds to the Company of $18.2 million that resulted from the sale of shares of common stock and warrants pursuant to the Company's Registration Statement on Form SB-2 (File No. 333-4854-LA), through March 31, 1998, the following payments have been made:

                                                              (A)            (B)
Purchase and installation of
machinery and equipment                                                  715,000

Repayment of indebtedness                                 289,000        667,000

Interest earning bonds and securities                                  5,611,000

Research and development expenses                                      7,857,000

Business development expenses                                            446,000

General and administrative                                             2,117,000

Intellectual property                                                    518,000


(A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.
(B)  Direct or indirect payments to others.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on February 20, 1998, the following matters were voted on and approved:

1. Two Directors were elected to the Board of Directors to hold office for a three-year term or until their successors are elected and qualified. The following persons were elected: Per-Olof Martensson and Larry G. Stambaugh. 7,685,472 shares of Common Stock, or 99.95% of the shares voting, voted in favor of each of the foregoing individuals. There were no votes against either of the foregoing individuals and 3,556, or 0.05% of the shares voting, abstained. The term of office of the remaining three Directors, Colin B. Bier, Ph.D., G. Steven Burrill and F. Duwaine Townsen continued after the meeting.

2. The 1993 Long-Term Incentive Plan (the "Incentive Plan"), as amended to increase the aggregate number of shares authorized for issuance under the Incentive Plan from a total of 1,000,000 shares to 1,300,000 shares, was approved. 7,083,863 shares of Common Stock, or 92.13% of the shares voting, voted in favor of the proposal. 604,315 shares, or 7.86% of the voting shares, voted against the proposal, 850 shares, or 0.01% of the voting shares, abstained.

3. The Boards selection of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ended September 30, 1998 was ratified. 7,687,168 shares of Common Stock, or 99.98% of the shares voting, voted in favor of the proposal. 850 shares, or 0.01% of the voting shares, voted against the proposal, and 1,010 shares, or 0.01% of the voting shares, abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS


Exhibit Number        Description of Exhibit
--------------        ----------------------
      10.20 (1)       Form of lease dated January 13, 1998 between British
                      Pacific Properties Corporation, a California Corporation,
                      As Landlord and the Registrant

       10.21          Amendment to Loan and Security Agreement dated
                      March 16, 1998 between the Registrant and Silicon
                      Valley Bank.

       27.1           Financial Data Schedule


(1) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q (File No. 1-14430) for the quarter ended December 31, 1997.


b.)  REPORTS ON FORM 8-K

No reports on Form  8-K were filed during the quarter ended March 31, 1998.




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Maxim Pharmaceuticals,  Inc.


Date:  May 8, 1998        /s/ Dale A. Sander
                          --------------------------------------
                          Dale A. Sander
                          Chief Financial Officer
                          (Principal Accounting Officer and Officer
                          duly authorized to sign this report on
                          behalf of the registrant)