Form 10-Q
period 1998-06-30
MAXIM PHARMACEUTICALS INC
filed 1998-08-13
CIK 1013351

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 1998

                                       or

[   ]  Transition report pursuant to Section 13 or 15(d) of Securities Exchange
       Act of 1934


                         Commission file number 1-14430


                           MAXIM PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)



            Delaware                                 87-0279983
-------------------------------------------------------------------------------
    (State of incorporation)            (I.R.S. Employer Identification No.)


     8899 University Center Lane, Suite 200, San Diego, CA        92122
-------------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

                                 (619) 453-4040
-------------------------------------------------------------------------------
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

As of August 12, 1998, the registrant had 9,829,368 shares of Common Stock, $.001 par value, outstanding.

                           MAXIM PHARMACEUTICALS, INC.
                          (A Development Stage Company)



                                      INDEX

Part I - Financial Information                                                      Page
     Item 1.      Financial Statements

                  Balance Sheets -
                  June 30, 1998 (unaudited) and September 30, 1997 ....................1

                  Statements of Operations (unaudited) -
                  Three Months and Nine Months Ended June 30, 1998
                  and 1997, and from Inception (October 23, 1989)
                  through June 30, 1998................................................2

                  Statements of Cash Flows (unaudited) -
                  Nine Months Ended June 30, 1998 and 1997
                  and from Inception (October 23, 1989) through
                  June 30, 1998........................................................3

                  Notes to Financial Statements........................................4



     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........................6


Part II - Other Information

     Item 1.      Legal Proceedings....................................................8


     Item 2.      Changes in Securities and Use of Proceeds............................8


     Item 5.      Other Information....................................................8


     Item 6.      Exhibits and Reports on Form 8-K.....................................9


SIGNATURE         .....................................................................9



BALANCE SHEETS

Maxim Pharmaceuticals, Inc.  (A Development Stage Company)




                                                                              June 30, 1998            September 30, 1997
                                                                              -------------            ------------------
                                                                               (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                                    $ 11,395,805                $ 447,523
    Short-term investments in marketable securities                                20,043,202                9,389,690
    Accrued interest and other current assets                                       2,086,085                  576,836
                                                                             -----------------         ----------------
         Total current assets                                                      33,525,092               10,414,049

Investments in marketable securities                                                4,336,579                2,322,398
Patents and licenses, net                                                           1,853,466                1,815,428
Property and equipment, net                                                         1,149,704                  718,988
Other assets                                                                          229,156                  586,893
                                                                             -----------------         ----------------
         Total assets                                                            $ 41,093,997             $ 15,857,756
                                                                             -----------------         ----------------
                                                                             -----------------         ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                              $ 4,631,830              $ 1,082,038
    Accrued expenses                                                                  310,800                  597,388
    Note payable                                                                            -                  102,161
    Current portion of long-term debt                                                 294,015                  127,712
                                                                             -----------------         ----------------
      Total current liabilities                                                     5,236,645                1,909,299

Long-term debt, less current portion                                                  814,578                  555,229

Stockholders' Equity:
    Preferred stock, $.001 par value, 5,000,000 shares authorized                           -                        -
    Common stock, $.001 par value,  20,000,000 shares authorized;
      9,385,197 and 6,671,237 shares issued and outstanding at
      June 30, 1998 and September 30, 1997, respectively                                9,385                    6,672
    Additional paid-in capital                                                     69,515,416               34,269,521
    Deficit accumulated during the development stage                              (34,460,320)             (20,832,052)
    Deferred compensation                                                             (21,707)                 (50,913)
                                                                             -----------------         ----------------
      Total stockholders' equity                                                   35,042,774               13,393,228
                                                                             -----------------         ----------------
         Total liabilities and stockholders' equity                              $ 41,093,997             $ 15,857,756
                                                                             -----------------         ----------------
                                                                             -----------------         ----------------



STATEMENTS OF OPERATIONS (unaudited)

Maxim Pharmaceuticals, Inc. (A Development Stage Company)



                                               Three Months Ended                  Nine Months Ended            October 23, 1989
                                                     June 30                            June 30                  (inception) to
                                              1998            1997               1998              1997           June 30, 1998
                                         ---------------  --------------   ------------------ ----------------  ------------------

Operating expenses:
     Research and development               $ 6,075,063     $ 1,538,480         $ 12,477,924      $ 3,293,528        $ 27,832,347
     Business development                       543,043         121,716              857,664          284,895           1,470,754
     General and administrative                 615,808         493,331            1,965,047        1,394,716          11,316,060
                                         ---------------  --------------   ------------------ ----------------  ------------------
       Total operating expenses               7,233,914       2,153,527           15,300,635        4,973,139          40,619,161


 Other income (expense):
     Investment income                          546,414         226,982            1,731,416          732,142           2,946,196
     Interest expense                           (22,016)        (27,964)             (59,049)         (60,269)         (2,040,420)
     Other expense                                    -           1,066                    -          (13,355)           (116,964)
     Gain on sale of subsidiary                       -               -                    -                -           2,288,474
     Research grant revenue                           -               -                    -                -           2,946,001
                                         ---------------  --------------   ------------------ ----------------  ------------------
       Total other income (expense)             524,398         200,084            1,672,367          658,518           6,023,287
                                         ---------------  --------------   ------------------ ----------------  ------------------

 Discontinued operations:
     Loss from operation of discontinued
       diagnostic division                            -               -                    -                -            (347,608)
     Gain on sale of diagnostic division              -               -                    -                -             483,162
                                         ---------------  --------------   ------------------ ----------------  ------------------

 Net loss                                  $ (6,709,516)   $ (1,953,443)       $ (13,628,268)    $ (4,314,621)      $ (34,460,320)
                                         ---------------  --------------   ------------------ ----------------  ------------------


 Net loss per share of common stock             $ (0.72)        $ (0.29)             $ (1.51)         $ (0.65)
                                         ---------------  --------------   ------------------ ----------------


Weighted average shares outstanding           9,312,288       6,671,246            9,045,800        6,671,240
                                         ---------------  --------------   ------------------ ----------------


See Notes to Financial Statements

STATEMENTS OF CASH FLOWS (unaudited)

Maxim Pharmaceuticals, Inc. (A Development Stage Company)



                                                                     Nine Months Ended
                                                                          June 30                    October 23, 1989
                                                           -----------------------------------         (inception) to
                                                                1998                1997              June 30, 1998
                                                           ----------------     --------------       ----------------
OPERATING ACTIVITIES:

 Net loss                                                    $ (13,628,268)      $ (4,314,621)         $ (34,460,320)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                                 277,312            180,787              1,321,240
     Amortization of net premium on investments                     83,693            123,664                240,035
     Stock options issued as compensation                           42,928             50,869                483,917
     Loss on disposal of property and equipment                        481                  -                133,164
     Loss on write-off of patents                                        -             53,339                242,212
     Gain on sale of subsidiary                                          -                  -             (2,288,474)
     Loss on write-off of  receivable from related party                 -                  -                147,803
     Other                                                               -                  -                 51,701
     Gain on sale of diagnostic division                                 -                  -               (483,162)
     Loss on write-off of purchased research
        and development                                                  -                  -              2,646,166
     Cumulative effect of reorganization                                 -                  -              1,152,667
     Changes in operating assets and liabilities:
        Accrued interest and other current assets               (1,509,249)           160,038             (2,086,085)
        Other assets                                               357,737           (200,000)              (376,959)
        Accounts payable                                         3,549,792             74,291              4,631,830
        Accrued expenses                                          (286,588)            70,974                332,010
                                                           ----------------     --------------       ----------------
           Net cash used in operating activities               (11,112,162)        (3,800,659)           (28,312,255)

 INVESTING ACTIVITIES:
 Purchases of marketable securities                            (28,505,436)       (10,340,141)           (54,414,866)
 Maturities of marketable securities                            15,754,050         11,186,000             29,795,050
 Additions to patents and licenses                                (159,923)          (603,377)            (2,654,763)
 Purchases of property and equipment                              (586,624)          (721,422)            (2,199,319)
 Cash acquired in acquisition of business                                -                  -                985,356
 Proceeds from sale of diagnostic division                               -                  -                496,555
                                                           ----------------     --------------       ----------------
     Net cash used in investing activities                     (13,497,933)          (478,940)           (27,991,987)

 FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock
     and warrants                                               35,234,886                 68             60,892,752
 Proceeds from issuance of notes payable and
     long-term debt                                                504,160            626,533              5,894,963
 Payments on notes payable and long-term debt                     (180,669)          (247,000)            (3,227,452)
 Proceeds from issuance of notes payable to
     related parties                                                     -                  -              4,982,169
 Payments on notes payable to related parties                            -                  -             (1,329,885)
 Net proceeds from issuance of preferred stock                           -                  -                487,500
                                                           ----------------     --------------       ----------------
     Net cash provided by financing activities                  35,558,377            379,601             67,700,047
                                                           ----------------     --------------       ----------------
 Net increase (decrease) in cash and cash equivalents           10,948,282         (3,899,998)            11,395,805

 Cash and cash equivalents at beginning of period                  447,523          4,070,089                      -
                                                           ----------------     --------------       ----------------

 Cash and cash equivalents at end of period                   $ 11,395,805          $ 170,091           $ 11,395,805
                                                           ----------------     --------------       ----------------


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

In the opinion of the Company, the unaudited financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of June 30, 1998 and September 30, 1997, and the results of operations for the three months and nine months ended June 30, 1998 and 1997 and from inception (October 23, 1989) to June 30, 1998. The results of operations for the three months and nine months ended June 30, 1998 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the financial statements and footnotes thereto for the year ended September 30, 1997.


2.    NET LOSS PER SHARE OF COMMON STOCK

Effective October 1, 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS 128"). Net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Net loss per share calculated by including the additional common shares issuable upon exercise of outstanding options and warrants is not presented as these securities are antidilutive.


3.    LINE OF CREDIT AGREEMENT

In March 1997 the Company entered into a line of credit agreement with a bank. Under the agreement the Company was permitted to borrow up to $900,000 during 1997 to fund qualified equipment purchases. At January 1, 1998, $718,620 in outstanding advances under the line of credit converted to a term loan payable in equal installments over 48 months, including interest at prime plus 0.5%. In March 1998 the line of credit agreement was amended to permit the Company to borrow up to an additional $700,000 during 1998. On January 1, 1999, any outstanding advances under the amended line of credit will convert to a term loan payable in 48 equal installments, including interest at prime plus 0.25%. At June 30, 1998, advances under the line of credit totaled $431,980. The term loan and borrowings under the amended line of credit are both secured by all assets of the Company.


4.    STOCKHOLDERS' EQUITY

Secondary Public Offering - During October 1997 the Company completed a secondary public offering in which it sold 2,500,000 shares of common stock at a price of $15.25 per share. The Company received net proceeds of approximately $34,700,000 after underwriting discounts and other issuance costs.

Shares Issued Upon Exercise of Common Stock Options and Warrants - During the nine months ended June 30, 1998 the Company issued 128,573 and 76,957 shares of common stock upon the exercise of warrants and options, respectively.


5.    LEASE COMMITMENTS

In July 1998 the Company entered into a five-year operating lease commencing October 15, 1998 for approximately 25,400 square feet of office facilities located in San Diego, California. Future minimum lease commitments for all building leases approximate the following for each of the five years ending September 30, 2002, and thereafter: 1998- $483,372; 1999 - $921,459; 2000 -
$984,199; 2001 - $1,023,899; 2002 - $785,579; thereafter - $825,964.

In June 1998 the Company entered into a two-year sublease agreement, whereby the Company sublet approximately 4,800 square feet of its laboratory facilities. Future minimum lease income approximates the following for each of the three years ending September 30, 2000: 1998 - $40,911; 1999 - $193,123; 2000 -
$147,868.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Maxim Pharmaceuticals, Inc. (A Development Stage Company)


This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under "Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K for the year ended September 30, 1997 and the Company's Registration Statement on Form S-3 (File No. 333-52403), each as amended through the date hereof and as filed with the Securities and Exchange Commission, including the uncertainties associated with research and development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials, the risk that clinical trials will not commence when planned, and the risk that the Company will not obtain approval to market its products.


Results of Operations for the Three Months and Nine Months Ended June 30, 1998 and 1997

Research and Development Expenses - For the quarter ended June 30, 1998, research and development expenses were $6,075,000, an increase of $4,537,000, or 295%, over the same period in the prior year. This increase was primarily attributable to increased activity related to late-stage cancer clinical trials of the Company's Maxamine(TM) drug, including hiring additional clinical and development personnel, clinical trial site and contract research organization costs and other clinical costs. These clinical trials include a Phase III clinical trial in malignant melanoma commenced in the United States in July 1997, an international Phase III malignant melanoma clinical trial commenced in November 1997, and an international Phase III clinical trial in acute myelogenous leukemia commenced in February 1998.

For the nine months ended June 30, 1998, research and development costs were $12,478,000, an increase of $9,184,000, or 279%, over the same period of the prior year. This increase resulted primarily from the Phase III clinical trial efforts described above.

Business Development and General and Administrative Expenses - For the quarter ended June 30, 1998, business development expenses totaled $543,000, an increase of $421,000, or 346%, over the same period in the prior year. This increase was due to additional personnel and other resources devoted to preparation for the potential market launch of Maxamine, including corporate partnering efforts, market evaluations and third-party reimbursement evaluations. General and administrative expenses for the quarter ended June 30, 1998 were $616,000, an increase of $122,000, or 25%, over the same period of the prior year. This increase was in a large part due to the increased personnel costs and general expenses associated with the Company's expanded operations.

Business development costs for the nine month period ended June 30, 1998 totaled $858,000, an increase of $573,000, or 201%, over the same period of the prior year. General and administrative expenses for the nine month period ended June 30, 1998 were $1,965,000, an increase of $570,000, or 41%, over the same period of the prior year. Both of these increases resulted from the expanded activities described above.

Other Income (Expense) - Investment income was $546,000 for the quarter ended June 30, 1998, compared to $227,000 for the same period in the prior year. This increase was due to income on the proceeds of the Company's secondary public offering completed in October 1997. Interest expense for the quarter ended June 30, 1998 approximated that for the same period of the prior year and totaled $22,000.

Investment income was $1,731,000 for the nine month period ended June 30, 1998, compared to $732,000 for the same period of the prior year, due to the income on the secondary public offering proceeds described above. Interest expense for the nine month period ended June 30, 1998 was $59,000, consistent with the same period of the prior year.

Net Loss - Net loss for the quarter ended June 30, 1998 totaled $6,710,000, an increase of $4,756,000, or 243%, over the same period of the prior year. The increase was due to the expansion of research and development and general corporate activities described above, partially offset by the current quarter increase in investment income. Net loss per share of common stock for the three month period ended June 30, 1998 was $.72, a 148% increase over the loss of $.29 per share for the same period of the prior year. This increase resulted from the increase in net loss for the quarter partially offset by the increase in the number of shares of common stock outstanding.

Net loss for the nine months ended June 30, 1998 totaled $13,628,000, an increase of $9,314,000, or 216%, over the same period of the prior year. Net loss per share of common stock for the nine month period was $1.51, a 132% increase over the loss of $.65 per share for the same period of the prior year.


Liquidity and Capital Resources

The Company has financed its operations primarily through the sale of its equity securities, including an initial public offering in July 1996 and an international secondary public offering in October 1997 which provided net proceeds to the Company of approximately $18.2 million and $34.7 million, respectively.

As of June 30, 1998, the Company had cash, cash equivalents and investments totaling approximately $35.8 million. For the nine months ended June 30, 1998, net cash used in the Company's operating activities was approximately $11.1 million. The Company expects its cash requirements to increase significantly in future periods as it conducts additional product development efforts including clinical trials, other research and development activities, and efforts associated with the commercial launch of any products that are developed. Among the activities which are expected to result in an increase in cash requirements are two Phase III cancer clinical trials of Maxamine commenced in 1997, and the continuation of a third international Phase III cancer clinical trial commenced in February 1998.

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

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

In March 1997 the former President and Chief Operating Officer and Chief Financial Officer of the Company (the "Former Employees") filed a complaint in the Superior Court in the State of California, County of San Diego (the "Complaint") seeking claims for certain purported damages in contract and in tort arising from their respective terminations of employment with the Company. As previously reported in the Company's Form 10-Q for the quarter ended March 31, 1998, in May 1998 the Company entered into an agreement with the Former Employees resulting in a full and final release of claims against the Company and a dismissal with prejudice of the Complaint.


Item 2.  Changes in Securities and Use of Proceeds

(c) In June 1998, the Company issued 100 shares of Common Stock upon exercise of warrants at a price per share of $3.00. The Company issued such shares in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

(d) Of the net offering proceeds to the Company of $18.2 million that resulted from the sale of shares of common stock and warrants pursuant to the Company's Registration Statement on Form SB-2 (File No. 333-4854-LA), through June 30, 1998, the following payments have been made:

                                                                       (A)                       (B)
Purchase and installation of
machinery and equipment                                                                         931,000

Repayment of indebtedness                                             289,000                   728,000

Interest earning bonds and securities                                                            37,000

Research and development expenses                                                            12,206,000

Business development expenses                                                                   825,000

General and administrative                                                                    2,619,000

Intellectual property                                                                           585,000



(A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.

(B)  Direct or indirect payments to others.


Item 5.  Other Information

Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company between November 22, 1998 and December 22, 1998 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

Exhibit Number                 Description of Exhibit
--------------                 ----------------------
      10.22           Lease dated July 2, 1998 between British
                      Pacific Properties Corporation, a California Corporation,
                      As Landlord, and the Registrant

      27.1            Financial Data Schedule




b.)      Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1998.























Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Maxim Pharmaceuticals,  Inc.


Date:  August 12, 1998                 /s/ Dale A. Sander
                                    ------------------------------------------
                                    Dale A. Sander
                                    Chief Financial Officer
                                    (Principal Accounting Officer and Officer
                                    duly authorized to sign this report on
                                    behalf of the registrant)