Form 10-K405
period 1998-09-30
MAXIM PHARMACEUTICALS INC
filed 1998-12-29
CIK 1013351

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
            ---------------------------------------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998       Commission File No. 1-4430
            --------------------------------------------------------

                           MAXIM PHARMACEUTICALS, INC.
             (Exact Name of Registrant as specified in its charter)

             Delaware                                       87-0279983
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                      Identification Number)

                     8899 University Center Lane, Suite 400
                           San Diego, California 92122
                                 (619) 453-4040
                   (Address, including zip code, and telephone
             number, including area code, of Registrant's principal
                               executive offices)

            ---------------------------------------------------------


Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class               Name of Each Exchange on Which Registered
         -------------------               -----------------------------------------
Common Stock, $.001 Par Value                      American Stock Exchange
Redeemable Common Stock Purchase Warrants          American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:      None

            ---------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  /X/

         The aggregate market value of the voting stock held by persons considered by the registrant for this purpose to be nonaffiliates of the registrant was approximately $152,451,889 on December 28, 1998, when the closing price of such stock, as reported in the American Stock Exchange, was $15.375.

         The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of December 28, 1998 was 9,915,570.

          -------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1998, are incorporated into Part II hereof.
2. Certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on February 19, 1999, which will be mailed on or about January 11, 1998, are incorporated into Part III hereof.
================================================================================

         THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS REGARDING OUR BUSINESS AND PRODUCTS AND OUR PROJECTED PROSPECTS AND QUALITIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING THE RESULTS OF PRODUCT DEVELOPMENT EFFORTS AND CLINICAL TRIALS, AND THE SCOPE AND SUCCESS OF FUTURE OPERATIONS. SUCH STATEMENTS ARE ONLY PREDICTIONS AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, PARTICULARLY THOSE INHERENT IN THE PROCESS OF DISCOVERING AND DEVELOPING DRUGS THAT CAN BE PROVEN TO BE SAFE AND EFFECTIVE FOR USE AS HUMAN THERAPEUTICS AND THE ENDEAVOR OF BUILDING A BUSINESS AROUND SUCH POTENTIAL PRODUCTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS FORM 10-K. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS FORM 10-K INCLUDING, WITHOUT LIMITATION, IN THE SECTION OF
ITEM I ENTITLED "RISK FACTORS." AS A RESULT, YOU ARE CAUTIONED NOT TO PLACE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.

                                     PART 1

ITEM 1.   BUSINESS

         Maxim Pharmaceuticals, Inc. is referred to throughout this report as "Maxim", the "Company", "we" or "us".

OVERVIEW

         Maxim is developing advanced drugs and vaccines for cancer and infectious diseases. Clinical trials of our lead drug MAXAMINE-TM- in the treatment of malignant melanoma and acute myelogenous leukemia have shown a more than doubling of survival and remission times while maintaining patient quality of life during treatment. Earlier-stage clinical studies have also suggested promise in renal cell carcinoma and hepatitis C. We are currently testing MAXAMINE in three Phase III cancer clinical trials in 12 countries around the world.

         MAXAMINE, an immuno-modulator, is designed to offer a safer treatment that extends life for seriously ill patients. MAXAMINE is used in biotherapy, a class of treatments that are intended to improve the ability of a patient's immune system to identify, disable and destroy malignant or infected cells. MAXAMINE THERAPY combines the administration of MAXAMINE, which PROTECTS critical immune cells, with the administration of biotherapeutic agents such as cytokines designed to STIMULATE these immune cells. Because MAXAMINE THERAPY is designed to capitalize upon and enhance a patient's own immune capabilities, we believe that it has the potential to be used in a wide range of cancers and diseases that can be recognized by the immune system.

         In addition to extending survival, maintaining the quality of a patient's life during treatment is an important objective of MAXAMINE THERAPY. MAXAMINE is designed to allow self-administration by patients in their own homes, and is believed to reduce toxic side effects of cytokines and other biological response modifiers.

         We are conducting three Phase III clinical trials of MAXAMINE THERAPY for the treatment of cancer. In June 1997 we commenced a 240-patient Phase III clinical trial of MAXAMINE THERAPY for advanced malignant melanoma in the United States. A separate international Phase III advanced malignant melanoma trial centered in Europe, Australia and Canada was initiated in November 1997. Lastly, we commenced a Phase III clinical trial for acute myelogenous leukemia ("AML") in the United States, Europe, Australia and Canada in February 1998. Each of these trials are designed to independently support application for approval to market MAXAMINE.

         In two completed Phase II clinical trials for the treatment of advanced malignant melanoma, MAXAMINE THERAPY substantially improved patient survival. Median survival time for patients treated with MAXAMINE THERAPY in the two studies exceeded 13 and 15 months, respectively, as compared with reported median survival times of approximately six to seven months for existing available treatments. In patients for which the melanoma had metastasized to the liver, MAXAMINE THERAPY improved median survival time to 19 months compared to predicted survival times of approximately four months for these patients.

               Our Phase II clinical trial for the treatment of AML
demonstrated a substantial improvement of disease-free remission intervals. As of September 1998, after a median of 24 months of follow-up, 58% of patients treated with MAXAMINE THERAPY during their first complete remission ("CR1") remained in leukemia-free remission. Less than 20-25% would be expected to remain in remission under current treatments. Furthermore, 65% of patients treated with MAXAMINE THERAPY without concurrent diseases or antecedent illnesses remained in leukemia-free remission. Patients who relapsed and achieved a second or greater remission ("CR2+") and were subsequently treated with MAXAMINE THERAPY had a median time in remission in excess of 21 months as compared with the historic reported median time in remission of approximately six months under the current standard of care.

         A Phase II clinical trial of MAXAMINE in the treatment of renal cell carcinoma was initiated in Europe in late 1998. We have also tested MAXAMINE in a Phase I trial in hepatitis C (HCV) patients. The study suggested that the combination of MAXAMINE with interferon-alpha (IFN-(alpha)) is safe in the treatment of HCV patients, and that MAXAMINE may enhance the efficacy of IFN-(alpha) in patients who were previously nonresponsive to IFN-(alpha) therapy. We currently plan to start a Phase II trial in hepatitis C in 1999.

         We are also developing MAXDERM-TM-, a MAXAMINE-related drug for dermatological and other topical applications. Potential uses for MAXDERM include the treatment of herpes labialis (cold sores), oral mucositis, canker sores, pressure sores, shingles and burns.

         Our third technology, MAXVAX-TM-, is currently in preclinical development and is designed to facilitate a new class of needle-free vaccines for major respiratory infections, sexually transmitted diseases, gastrointestinal tract diseases and other infectious diseases. Nearly 85 percent of infectious diseases enter the body through the mucosal membranes lining the nose, mouth, eyes, ears, lungs, intestinal and urogenital tracts. We hope that mucosal vaccines, using the MAXVAX carrier, can provide immune protection at these mucosal surfaces.

MAXAMINE DRUG FOR CANCER AND INFECTIOUS DISEASES

         CANCER MARKET

         Cancer comprises a large and diverse group of diseases resulting from the uncontrolled proliferation of abnormal (malignant) cells. Most cancers will spread beyond their original sites and invade surrounding tissue and may also metastasize to more distant sites and ultimately cause death in the patient unless effectively treated. To be effective, cancer treatment must target not only the primary tumor site but also distant metastases. CANCER FACTS AND FIGURES, a report from the American Cancer Society, estimates that a total of approximately 1,230,000 new cases and approximately 565,000 deaths will be reported for invasive cancers in the United States in 1998. Predominant forms of cancer include leukemia and lymphoma, breast, lung, urinary, prostate, melanoma, ovarian, colon, rectal and brain cancers. The National Cancer Institute estimates that the direct medical cost of treating cancer in the United States is $35 billion per year. Information regarding certain cancer indications is summarized below.

  Estimated Incidence for Selected Cancers for 1998 for Initial Target Markets*

                                                                         Annual
                                                               --------------------------
                                                               New Cases           Deaths
                                                               ---------           ------
Malignant Melanoma........................................        83,000           15,000
Acute Myelogenous Leukemia................................        19,000           13,000
Renal Cell Carcinoma......................................        60,000           23,000
All Invasive Cancers......................................     2,460,000        1,130,000

         *These estimates are based upon the American Cancer Society's 1998 FACTS AND FIGURES doubled to provide an estimate of incidence for the European Union and Australia.

         Predominant methods of treating cancer generally include surgery, radiation therapy, chemotherapy and biotherapy. Although these techniques have achieved success for certain cancers, particularly when detected in the early stages, each has drawbacks which may significantly limit their success in treating certain types and stages of cancer. For example, cancer may recur even after repeated attempts at surgical removal of tumors or other treatment. Surgery may be successful in removing visible tumors but may leave smaller nests of cancer cells in the patient which continue to proliferate. Radiation or chemotherapy are relatively imprecise methods for the destruction of cancer cells (i.e., such therapies can kill both cancer cells and normal cells) and have toxic side effects which may themselves be lethal to the patient; these toxic side effects may also restrict the application of these treatment modes to less than optimal levels required to ensure eradication of the cancer.

         The high number of cancer-related deaths indicate the need for more efficacious therapies for many patients. In addition, we believe that new cancer therapies will increasingly be expected to maintain patients' quality of life during treatment.

HEPATITIS C MARKET

         The U.S. Centers for Disease Control and Prevention estimates that approximately four million Americans are infected with the hepatitis C virus ("HCV"). The World Health Organization and other sources estimate that at least 60 million people are chronically infected worldwide. Approximately 85% of HCV patients develop long-term or chronic infection, possibly leading to serious liver diseases, cirrhosis (scarring of the liver), liver cancer and death. HCV is the leading cause of liver cancer and the primary reason for liver transplantation in many countries. The majority of patients do not effectively respond to existing therapies or to therapies known by us to be under development.

BIOTHERAPY FOR CANCER AND INFECTIOUS DISEASES

         In recent years, significant research has focused on attempts to capitalize upon and enhance the immune system's ability to combat cancer and infectious diseases, a treatment approach known as biotherapy. New cytokines, drugs, vaccines, chemotherapeutic agents and advanced radiation therapy technologies are continually being developed in attempts to protect and enhance the response of the immune system. Many of these technologies, however, have demonstrated significant limitations in their ability to treat cancer and certain infectious agents. These limitations may include marginal efficacy, severe adverse side effects and the development of multi-drug resistance.

         Since the early 1980's, much research in the biotherapy area has included the testing of cytokines, naturally occurring proteins, such as interleukin-2 (IL-2) and interferon-alpha (IFN-(alpha)) for the treatment of a number of cancers and infectious diseases including advanced malignant melanoma, renal cell carcinoma, hepatitis C and AML. Two kinds of immune cells, the natural killer-cells (NK cells) and T cells, possess an ability to kill and support the killing of cancer cells and virally infected cells. IL-2 and IFN-alpha are potent stimulators of NK cells and T Cells, yet they are often rendered ineffective in the treatment of patients as the NK cells and T cells are suppressed by another component of the body's immune system. As a result, cytokines demonstrate a clinically significant tumor response in only a small portion of cancer patients and often produce severe adverse side effects. Moreover, even with recent advances in the use of IFN-(alpha) in combination with anti-viral drugs or in sustained release formulations, the majority of HCV patients do not effectively respond to existing therapy.

MAXAMINE TECHNOLOGY

         The method of action of MAXAMINE THERAPY is intended to improve the immune system's ability to identify, disable and destroy malignant or infected cells. MAXAMINE may be key to successful biotherapy, the use of the body's own immune system to fight cancer and infectious diseases. MAXAMINE is based on a naturally occurring molecule, and its usefulness in biotherapy was discovered by Maxim's collaborative scientists at the University of Goteborg, Sweden.

         Two kinds of immune cells, NK Cells and cytotoxic T Cells, possess an ability to kill and support the killing of cancer cells and virally infected cells. Maxim's researchers have shown, however, that NK Cells and T Cells are suppressed by phagocytes, another component of the body's immune system. Phagocytes are a class of white blood cells found in abundant quantities at the site of tumors and viral infections. The release of free radicals by phagocytes results in apoptosis (programmed cell death) of NK
Cells and T Cells, thereby destroying their cytotoxic capability and rendering the immune response against the tumor or virally infected cell largely ineffective.

         MAXAMINE is designed to modulate the immune system to protect NK Cells and T Cells, making biotherapy more effective. When histamine, a natural molecule present in the body, or any other molecules in the class known as H2 receptor agonists, binds to the H2 receptor on the phagocytes, the production and release of free radicals is temporarily prevented. The prevention of the release of free radicals thereby allows immune-activating agents, such as IL-2 and IFN-(alpha), to more effectively activate NK Cells and T Cells to enhance their killing of tumor cells or virally infected cells.

         We have formulated MAXAMINE, an analogue of histamine, so that it may be delivered to patients through a subcutaneous injection. Among the body of proprietary protection surrounding our MAXAMINE technology are United States and international patents and patent applications covering not only MAXAMINE, or histamine, but the use of any as H2 receptor agonist in the treatment of cancer and infectious diseases, as well as patent applications covering their use in other medical applications. See "Patents, Licenses and Proprietary Rights."

         In summary, MAXAMINE THERAPY combines the administration of MAXAMINE, which protects critical immune cells, with the administration of biotherapeutic agents designed to stimulate these immune cells. The results of the series of clinical trials conducted to date highlight the potential of MAXAMINE to improve the efficacy of certain biotherapeutic agents. Because MAXAMINE has been shown to increase the effectiveness of cytokines, lower doses of cytokines such as IL-2 and IFN-(alpha) can potentially be used in MAXAMINE THERAPY without compromising therapeutic effectiveness, thereby reducing serious side effects associated with the cytokines. Among the potential benefits of MAXAMINE THERAPY is the utilization and enhancement of the body's immune capabilities, thereby making the treatment potentially applicable to a broad range of cancers and infectious diseases recognizable by the immune system.

POTENTIAL BENEFITS OF MAXAMINE

         We believe that MAXAMINE may be integral in the growing trend toward combination therapy for certain cancers and infectious diseases, and may offer a number of important clinical and commercial advantages relative to current therapies or approaches, including:

         - EXTENDING LIFE. Phase II clinical trials and other data have provided evidence of improved therapeutic efficacy (extended survival and remission intervals) over approved therapies or standards of care.

         - MAINTAINING QUALITY OF LIFE. Phase II clinical trials and other data have indicated that MAXAMINE THERAPY may reduce the toxic side effects of cytokines and other biological response modifiers, thereby allowing the maintenance of the patient's quality of life during this outpatient therapy.

         - OUTPATIENT ADMINISTRATION. MAXAMINE can be self-administered on an outpatient basis, subcutaneously, in contrast to the in-hospital administration required for many other therapies.

         - COST EFFECTIVE. Lower doses of IL-2 or IFN-(alpha) are possible for many patients, potentially reducing the cost per treatment cycle below existing treatment regimens. In addition, the delivery of MAXAMINE THERAPY on an outpatient basis may eliminate the costs associated with in-hospital patient care. These factors, combined with the potential improvements in efficacy, contribute favorably to the assessment of benefit versus cost for this therapy.

MAXAMINE CLINICAL TRIAL STATUS

         Building upon the body of human data generated from a series of Phase II clinical trials, we have initiated a clinical development program encompassing three concurrent Phase III clinical trials of MAXAMINE THERAPY for the treatment of cancer based in 12 countries. Each of these trials is designed to independently support regulatory submissions for approval to market MAXAMINE. Our Phase III trials target advanced malignant melanoma and AML, but we believe that these are only the first potential uses for the drug. A Phase II trial is underway in renal cell carcinoma, and earlier-stage trials have been conducted in hepatitis C and multiple myeloma.

         The table summarizes our current and completed clinical trial activities for each disease we currently target or plan to target. We cannot predict when clinical studies for any of the indications set forth below will be completed or whether the results of such studies will support the filing of New Drug Applications or the equivalent. In addition, we can give no assurance as to when we will be able to commence planned clinical studies.

                     MAXAMINE THERAPY Clinical Trial Status

         Indication                      Phase            Status                  Location
         ----------                      -----            ------                  --------
Advanced Malignant Melanoma         Phase III trial       Ongoing            United States
Advanced Malignant Melanoma         Phase III trial       Ongoing            Five countries  (Europe,
                                                                             Australia and Canada)
Acute Myelogenous Leukemia          Phase III trial       Ongoing            12 countries  (United States,
                                                                             Europe, Australia
                                                                             Canada and Israel)
Renal Cell Carcinoma                Phase II trial        Ongoing            Sweden, Denmark and
                                                                             United Kingdom
Multiple Myeloma                    Phase I trial         Completed          Sweden
Hepatitis C                         Phase I trial         Completed          Sweden
Hepatitis C                         Phase II trial        Planned for 1999   To be determined
Prostate Adenocarcinoma             Preclinical research  Completed          Sweden

         ADVANCED MALIGNANT MELANOMA

         Malignant melanoma is the most serious form of skin cancer. Our initial Phase II clinical trial was conducted in Sweden at the Sahlgrenska University Hospital in Goteborg. In that study, fifteen patients with advanced metastatic malignant melanoma were treated with a high-dose regimen of IL-2 together with daily injections of IFN-(alpha) in five-day cycles. Eight of the patients were also given MAXAMINE THERAPY, which consisted of MAXAMINE injections twice daily in combination with treatment with IL-2 and IFN-(alpha).

         The results of the initial Phase II clinical trial indicated that MAXAMINE may be given as an effective adjuvant to IL-2/IFN-(alpha) therapy. In the seven patients who did not receive MAXAMINE THERAPY, one partial response (defined as a 50% reduction of the total tumor burden) was observed in a patient with skin and lymph node melanoma. In the eight patients treated with MAXAMINE THERAPY, four partial and two mixed responses were observed. Notably, two of the MAXAMINE THERAPY patients had complete resolution of their extensive liver metastases. Sites of response in the MAXAMINE THERAPY patients also included skin, lymph nodes, skeleton, spleen and muscle. In patients receiving MAXAMINE THERAPY, there was a statistically significant improvement in overall survival (p < 0.03). The MAXAMINE THERAPY patients had a mean survival of 13.3 months, double the mean 6.8 month survival in the control group. One patient remained completely free of detectable disease more than four years after the commencement of treatment with MAXAMINE THERAPY.

         A second advanced malignant melanoma study was undertaken at the Sahlgrenska University Hospital in Sweden to determine if MAXAMINE THERAPY utilizing a lower-dose regimen of the same cytokines (IL-2 and IFN-(alpha)) in combination with the same doses of MAXAMINE would retain the efficacy seen in the first study, while reducing the side effects of the cytokine portion of the treatment. In addition to survival, a goal for MAXAMINE THERAPY is to lower the toxicity of biotherapy and better maintain the patients' quality of life. Lowering the doses of the cytokines reduces many of the side effects of these drugs, thereby facilitating tolerance of the therapy and even allowing self-administration of the drugs at home. The median survival time of patients with advanced (stage IV) malignant melanoma using conventional treatments is historically reported to be six to seven months. In this second, low-dose malignant melanoma study, 11 patients had a median survival time of 15 months, more than double the rate generally reported for the normal course of the disease and exceeding the favorable results from the high-dose study described above. In this second malignant melanoma clinical trial, MAXAMINE THERAPY was well-tolerated and most patients were able to treat themselves at home.

         In the first two trials the median survival time exceeded 13 and 14 months, respectively, compared to reported medians of six to seven months for conventional treatments. In addition, of the seven patients having liver metastases, treatment with MAXAMINE THERAPY was shown to significantly improve survival outcome (median of 19 months survival as a group) compared to the predicted four months survival time for these patients.

         In July 1997, we commenced a multi-center Phase III clinical trial of MAXAMINE THERAPY in the United States for the treatment of advanced malignant melanoma. In this clinical trial, advanced malignant melanoma patients are being treated with a combination of MAXAMINE and IL-2, while patients in the control group are being treated with IL-2 alone. The primary endpoint of the study is overall patient survival, and the secondary endpoints include time to progression, tumor response rate, duration of response and quality of life. The minimum enrollment objective for the study was 240 patients. More than 50 clinical sites in the United States are participating in the study, and we have exceeded the original enrollment goal for the study. We plan to terminate enrollment in the first half of 1999 after enrolling approximately 300 patients.

         We commenced a second international Phase III trial of MAXAMINE THERAPY for the treatment of advanced malignant melanoma in November 1997 based in five countries, including clinical sites in Europe, Australia and Canada. Patients in the MAXAMINE THERAPY arm will receive a co-administration of MAXAMINE plus low-dose IL-2 and IFN-(alpha), while patients in the control arm will receive dacarbazine (DTIC), the most commonly used chemotherapeutic agent for the treatment of advanced malignant melanoma. DTIC has a reported survival benefit of six to seven months in advanced malignant melanoma patients. The international study will be designed to encompass approximately 240 patients.

         Our two Phase III malignant melanoma trials are designed to complement each other by addressing separate clinical and marketing issues. The United States trial is designed to demonstrate that treatment with a combination of MAXAMINE and IL-2 is better at extending patient survival than the administration of IL-2 alone. The international trial is designed to demonstrate that MAXAMINE THERAPY is better at extending patient survival than dacarbazine (DTIC), a standard treatment throughout the world for advanced malignant melanoma. A secondary endpoint of both trials is to evaluate patient quality of life while on MAXAMINE THERAPY.

         ACUTE MYELOGENOUS LEUKEMIA ("AML")

         Acute Myelogenous Leukemia is the most common form of acute leukemia in adults, and prospects for long-term survival are poor for the majority of patients. Once diagnosed with AML, patients are typically treated with chemotherapy, and the majority achieve complete remission ("CR"). Unfortunately 75-80% of patients who achieve their first CR ("CR1") will relapse, and the median time in remission before relapse is only 12 months with current treatments. Relapsed patients are typically treated again with chemotherapy, and many of these patients die during chemotherapy. Among those relapsed patients who do survive treatment and achieve a second complete remission ("CR2"), these subsequent remissions normally have a shorter duration than the prior CR (a median of only six months in the case of CR2 patients).

         We conducted a Phase II study in Sweden in which 39 AML patients in remission were treated with MAXAMINE THERAPY. The objective of MAXAMINE THERAPY is to treat AML patients in remission with the combination of Maxamine and low doses of IL-2 to prevent relapse and prolong leukemia-free survival while maintaining a good quality of life for the patients during treatment.

         In the Phase II study, patients treated in their first remission with MAXAMINE THERAPY experienced a substantial increase in leukemia-free survival, highlighted by the following updated clinical results as of September 1, 1998 after a median 24 months of follow-up:

       - 58% (15 of 26) of all CR1 patients treated with MAXAMINE remained in leukemia-free remission. A prior study of AML patients suggested that only 20-25% of patients would be expected to be alive after two years.

       - 65% (13 of 20) of AML patients without concurrent diseases or antecedent illnesses treated with MAXAMINE remained in leukemia-free remission.

       - After a median of 24 months of follow up, the median time to relapse had not been reached in this study as more than 50% of the MAXAMINE-treated CR1 patients remained leukemia-free. By contrast, under the normal course for AML, the median time to relapse would be expected to be reached after only 12 months.

         These results were achieved despite the fact that the patients treated with MAXAMINE were a relatively older group of patients and more than half (15 of 26) of the patients were categorized as high risk for relapse.

         Patients treated in their second or subsequent remission ("CR2+") historically have a poor prognosis, with about 5% achieving long-term survival. The 13 CR2+ patients treated with MAXAMINE THERAPY in the Phase II study experienced a substantial increase in remission duration, and the median time to relapse for the CR2+ patients was 21 months, more than three times the six-month historic median. Remission inversion (prolonging the duration of CR2+ to that equal to or exceeding the patient's prior remission duration) was achieved in 8 of 11 (73%) patients treated with MAXAMINE THERAPY as compared with approximately 10% to 20% under the current standard of care.

         In February 1998, we commenced a Phase III AML clinical trial based in 12 countries, including clinical sites in the United States, Europe, Australia, Canada and Israel. The trial is designed as a remission therapy to demonstrate that MAXAMINE THERAPY can prolong leukemia-free remission time and prevent relapse in AML patients compared to the current standard of care, which is no therapy during remission. In the study, patients in CR2+ will be evaluated for up to 18 months, while patients in CR1 will be evaluated up to 24 months. The trial is designed to include up to 400 patients.

         RENAL CELL CARCINOMA

         Advanced renal cell carcinoma (RCC), cancer of the kidneys, is resistant to radiation therapy and chemotherapy and patients have a poor prognosis for survival. A pilot study of six RCC patients was conducted at the Sahlgrenska Hospital in Gothenburg to evaluate the safety and feasibility of MAXAMINE THERAPY in this patient group. In the small study, three patients were treated with MAXAMINE and cytokines (IFN-(alpha) and IL-2) and achieved a mean survival of 29 months, while another three patients were treated with the cytokines alone and achieved a mean survival of four months.

         In late 1998 we initiated a Phase II clinical trial of MAXAMINE THERAPY in the treatment of patients with RCC. The trial is designed to evaluate MAXAMINE THERAPY, consisting in this trial of the combination of MAXAMINE, a natural cytokine Interferon Alfanative(R) and IL-2, in the treatment of late-stage RCC patients. Under the trial design, approximately 40 patients are expected to be enrolled and treated for a period of up to nine months.

         HEPATITIS C (HCV)

         Hepatitis C ("HCV"), a viral infection that is estimated to afflict 4 million people in the United States and at least 60 million people worldwide, is a leading cause of liver cirrhosis and liver cancer and the primary reason for liver transplantation. IFN-(alpha) is the primary treatment for HCV, but even with recent advances in the use of IFN-(alpha) in combination with anti-viral drugs or in sustained release formulations, the majority of patients do not effectively respond to therapy.

         In 1998 we reported results from a Phase I feasibility study in HCV patients using MAXAMINE THERAPY. The study indicated that the combination of MAXAMINE with IFN-(alpha) is safe in the treatment of HCV patients, and that MAXAMINE may enhance the efficacy of IFN-(alpha) in patients who were previously nonresponsive to IFN-(alpha) therapy. In the study, 10 patients who were characterized as nonresponders to previous IFN-(alpha) treatment were put back on treatment with the same dose of IFN-(alpha) plus MAXAMINE. Eight of the 10 patients had a decrease in ALT levels, an enzyme used to assess liver function, and two patients achieved a complete normalization of ALT. Patients treated with MAXAMINE plus IFN-(alpha) also demonstrated statistically significant decreases of viral load and AST. Based in part on these results and other support for the potential benefit of MAXAMINE in HCV, our goal is to commence a Phase II trial in Hepatitis C in 1999.

MAXDERM DERMATOLOGICAL AND TOPICAL THERAPY

         MAXDERM was developed to allow for topical delivery of the active ingredient in MAXAMINE. The noval technology underlying MAXDERM is designed to modulate the patient's immune system and inflammatory response to treat certain dermatological conditions and other topical applications. MAXDERM encompasses certain acquired and internally developed technologies that include three patents and a number of patent applications covering certain material compositions and uses. A total of more than 75 patients have been treated in randomized, double-blinded, placebo controlled pilot studies of MAXDERM.

         Potential uses of MaxDerm include the treatment of herpes labialis (cold sores), oral mucositis, canker sores, pressure sores, shingles and burns. We plan to further define our clinical development program for MAXDERM based on evaluation of the data from the completed preliminary studies as well as the results of market evaluations.

         MAXDERM represents an early stage development program. As with any such program, substantial additional development will be necessary in order for us or our partners to develop products based on the technology, and there can be no assurance that our development efforts will lead to development of products that are shown to be safe and effective in clinical trials and that are commercially viable.

MAXVAX MUCOSAL VACCINE CARRIER/ADJUVANT PLATFORM

         OVERVIEW OF VACCINE MARKET AND INFECTIOUS DISEASES

         There remains today a broad range of infectious diseases for which no therapies currently exist. One of the most promising areas in the fight against such diseases is the development of vaccines. Recent trends in the delivery of health care in the United States, including an increased emphasis on preventive health care, have contributed to significant growth of interest in disease prevention and development of the vaccine market. Immunization has long been recognized as an effective means to decrease health care costs through disease prevention, and is one of the key areas given priority attention by the United States Department of Health and Human Services and the World Health Organization in their respective public health service publications. It is estimated that by 1999, the world market for human vaccine products will total $5.3 billion.

         MUCOSAL MEMBRANES - A FIRST-LINE DEFENSE

         The mucosal membranes that line the nasal compartment and sinuses, eyes, ears, oral cavity, respiratory tract, gastrointestinal tract and urogenital tract represent the body's first line defense against infections and are the sites where most infectious agents enter the body. Examples of infectious pathogens which enter the body through the mucosal membranes are: chlamydia, herpes simplex viruses and HIV, which cause sexually transmitted diseases; respiratory syncytial virus ("RSV"), pneumococcus and streptococcus, which cause respiratory diseases; and HELICOBACTER PYLORI (ulcers) and rotavirus (diarrhea), which cause gastrointestinal diseases. There has been a long-standing interest in developing mucosal vaccines against these and other important infections.

         MAXVAX SYSTEM--MUCOSAL VACCINE CARRIER/ADJUVANT PLATFORM

         MAXVAX is a mucosal vaccine carrier/adjuvant platform based on the cholera toxin B subunit ("CTB"). CTB has already been administered to hundreds of thousands of patients worldwide and is a major component of an existing oral cholera vaccine and traveler's diarrhea vaccine. Most current vaccines have been designed to provide systemic immunity administered through injection. They treat or prevent infection only after the infecting organism has entered the blood stream or deep tissues of the body. The mechanisms which induce mucosal immunity appear to be distinct from those that protect systemically. We believe that the MAXVAX approach to therapeutic and protective vaccines has the potential to elicit both mucosal and systemic immunity by delivering antigens directly to the mucosal system. By combining our proprietary recombinant form of CTB ("rCTB") with vaccine antigens and/or genes, we believe that we may be able to develop effective, new needle-free mucosal-based vaccines.

         POTENTIAL BENEFITS OF MUCOSAL IMMUNIZATION USING MAXVAX

         The MAXVAX approach to therapeutic and protective vaccines has been shown to elicit both mucosal and systemic immunity and is based upon "non-injectable" administration. We believe that there are numerous important potential clinical and commercial advantages to mucosal immunization compared with traditional injected vaccine products, including:

         - GREATER CLINICAL EFFICACY. The body's largest defense system against disease is the mucosal immune system where most infectious agents enter the body. We believe that our mucosal vaccine platform may likely result in mucosal and systemic immune stimulation and could more effectively prevent or treat most infectious diseases, as compared to traditional injected vaccines.

         - HIGHER LEVEL OF SAFETY. CTB-based vaccines have been administered to hundreds of thousands of patients worldwide in clinical trials for cholera and traveler's diarrhea. CTB is widely thought to be a safe and effective mucosal vaccine carrier.

         - LOWER COST OF ADMINISTRATION. The administration of potential MAXVAX vaccines by oral, nasal and topical applications involving direct contact with mucosal surfaces may not require patients to go to clinics or require trained personnel, thereby effectively lowering the cost of administration. The vaccines may be prescribed by a doctor and dispensed by a pharmacy, thus simplifying delivery and eliminating the multiple office visits required for injection delivery of most contemporary vaccines.

         - IMPROVED VACCINE UTILIZATION. We believe that the relative ease of administration and the concept of "prescription" vaccines may improve vaccine utilization over traditionally administered vaccines. Further, we believe that this novel mucosal vaccine concept may allow development of protective and therapeutic approaches to diseases where previous vaccines and therapeutics have failed.

         The MAXVAX technology is currently in preclinical development. Two studies published in INFECTION AND IMMUNITY in 1998 highlighted the potential of MAXVAX. The first was a human vaccination study that demonstrated mucosal antibody responses in female volunteers after nasal and oral application of rCTB, the technology underlying MAXVAX. The results were important as they confirmed in humans the results of earlier animal studies in which rCTB has been shown to stimulate strong mucosal immune responses.
The results also support the potential effectiveness of oral and nasal administration, the two most attractive routes for the delivery of mucosal vaccines. Also published was a preclinical study that demonstrated the induction of specific mucosal immunity within the female reproductive tract.
The study's vaccination regimen was a prototype for mucosal vaccination against human sexually transmitted diseases.

         Prototype MAXVAX-based vaccines are currently being prepared and tested in our laboratories. Our objective is to align ourselves with corporate collaborators possessing antigens for specific diseases that can be coupled to the MAXVAX carrier, and to develop vaccine candidates in collaboration with these partners.

         The MAXVAX technology represents an early stage discovery and development program. As with any such program, substantial additional research and development will be necessary in order for us or our partners to develop products based on the technology, and there can be no assurance that our research and development efforts will lead to development of products that are shown to be safe and effective in clinical trials and that are commercially viable.

PRODUCT DEVELOPMENT AND COLLABORATIVE RELATIONSHIPS

         We conduct our research and other product development efforts through a combination of internal research personnel and collaborative programs. For MAXAMINE, we rely upon our clinical management personnel in extensive collaboration with universities and other clinical research sites, contract research organizations and similar service providers and persons. We expect to rely upon a similar combination of internal personnel and collaborators as we expand the clinical and other development of MAXDERM. Current research and development efforts related to MAXVAX are primarily conducted in our internal laboratories, although we expect to rely heavily on pharmaceutical company collaborative relationships to advance the clinical development of the technology.

         We have relied upon licensing and other transactions to gain access to certain of our proprietary technologies. Conduct of our current and planned clinical trials of MAXAMINE THERAPY rely heavily upon contractual relationships with universities and other clinical trial sites, contract research organizations, home nursing organizations, and regulatory and other consultants. Our strategy for development, commercialization and marketing of each of our product candidates will involve, where appropriate, the establishment of marketing and other collaborative relationships with pharmaceutical industry partners.

         During 1998 we entered into clinical collaborations with Chiron Corporation, Amgen Inc. and BioNative AB. Each of these companies possess cytokines that have the potential to benefit from use in combination with MAXAMINE, and under each of these agreements we receive economic and other support for important clinical trials without giving up any marketing or other future rights to MAXAMINE. For example, Chiron is providing the IL-2 requirements and other assistance related to our Phase III AML clinical trial. These collaborations highlight our belief that MAXAMINE, a combination therapy, is complementary rather than competitive with many existing and future drugs, and may be the key to the successful use of many biotherapeutic agents.

         We expect to pursue additional collaborations to further the expanded use and development of MAXAMINE. We will also seek other collaborative relationships, particularly for the further development of MAXVAX and in other situations where we believe that the clinical testing, marketing, manufacturing and other resources of pharmaceutical or other collaborators will enable us to more effectively develop particular products or access geographic markets.

MARKETING AND SALES

         We expect that our strategy for the potential global market launch of MAXAMINE will be based on a combination of direct marketing by Maxim in the United States, and the establishment of marketing alliances with pharmaceuticals companies for international markets.

         We are currently undertaking efforts to prepare to market MAXAMINE directly in the United States. Our objective is to retain the full revenue stream from the potential sale of MAXAMINE in this key market, and we have built a core marketing group with experience in planning and managing successful United States launches of pharmaceutical products. As we move closer to the potential market launch of MAXAMINE, we have and will continue to undertake certain activities required to prepare for launch including market evaluations, reimbursement analysis, and building awareness of the drug among leading clinicians. The treatment of cancer is a highly specialized activity in which the approximately 3,500 practicing oncologists in the United States tend to be concentrated in approximately 1,500 major medical centers. Marketing MAXAMINE directly in the United States will require us to build a marketing infrastructure, including the recruitment and hiring of sales representatives. Our plan is to defer the build up of this infrastructure until obtaining some assurance (after a review of Phase III clinical data and initiation of the regulatory approval process) of the likelihood and timing of any potential approval to market MAXAMINE in the United States.

         In international markets we are in the process of recruiting, evaluating and selecting pharmaceutical companies to serve as marketing collaborators for major geographic regions, including Europe and the Pacific Rim. We are currently in discussions with potential collaborative marketing partners, although there can be no assurance that any such relationships can be consummated, or that any such relationships will be consummated under terms favorable to us.

         Due to the nature of the vaccine markets, we intend to establish agreements with pharmaceutical companies with large distribution systems for MAXVAX and do not expect to establish a direct sales capability in the vaccine area. Our marketing strategy for MAXDERM will be developed over time based upon, among other factors, the specific indications targeted for therapy.

MANUFACTURING

         We do not intend to acquire or establish our own dedicated manufacturing facilities for MAXAMINE in the foreseeable future. There are a number of facilities with FDA Good Manufacturing Practice ("GMP") approval available for contract manufacturing, and we have contracted with established pharmaceutical manufacturers for the production of MAXAMINE. These manufacturers are supplying the MAXAMINE requirements under GMP for our current clinical trial activities, and have demonstrated the capability to supply commercial quantities of the product for the potential market launch. The CTB protein portion of MAXVAX is currently being produced by SBL Vaccin AB, Stockholm, Sweden, under GMP through a system suitable for large-scale industrial production.

         We believe that, in the event of the termination of an agreement with any single supplier or manufacturer, we would likely be able to enter into agreements with other suppliers or manufacturers on similar terms. However, there can be no assurance that there will be manufacturing capacity available to us within the timelines and at quantities required. We expect, however, to establish relationships with additional manufacturers during 1999 to provide alternate sources of supply for MAXAMINE.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

         We hold five issued or allowed patents and have eleven patent applications pending in the United States. In addition, we hold license rights to six issued patents and three patent applications pending in the United States. Corresponding patent applications have been filed, and in a number of instances patents have been issued, in major international markets. Our policy is to file, where possible, patent applications to protect technologies, inventions and improvements that are important to the development of our business. We have devoted substantial attention and resources to our patent and license portfolio in an attempt to develop the strongest positions available. Maintaining patents and licenses and conducting an assertive patent prosecution strategy is a priority for us.

         KEY GRANTED PATENTS AND PENDING APPLICATIONS

         We hold a patent relating to the combination of IL-2 and H2 receptor agonists ("H2RA's") that was issued by the U.S. Patent and Trademark Office in September 1994 and has additionally been granted in Europe, Australia and Japan. We also hold a U.S. patent issued in March 1998 relating to the combination of IFN-(alpha) and H2RA's, and a corresponding patent has also issued in Australia. We also hold seven other patent applications in the United States relating to other cytokines, biotherapies, mechanisms, rates and routes of administration, and other proprietary claims that have also been filed internationally.

         We also hold a worldwide, exclusive license to Professional Pharmaceuticals, Inc.'s (PPI) three U.S. patents for material compositions and other rights underlying the MAXDERM technology. We also hold a U.S. patent application related to the MAXDERM technology. Corresponding patents for each of the above have also been filed internationally.

         In the MAXVAX area, we hold a worldwide exclusive license to the U.S. and international patents of Vitec AB ("Vitec") and SBL Vaccin AB ("SBL") for recombinantly producing CTB for use in infectious diseases other than cholera, bacterial related diarrheas and HIV (We hold non-exclusive rights to this patent with regard to HIV). We also hold exclusive license rights to related patent applications as well as a patent application with respect to certain therapeutic and anti-inflammatory properties of CTB.

         We have also filed three of our own U.S. and international patent applications related to MAXVAX, covering the use of CTB to make vaccines against chlamydia and other sexually transmitted diseases, the use of CTB and other proteins in gene delivery of DNA or RNA, and methods for developing CTB-based vaccines.

         MAXAMINE TECHNOLOGY RIGHTS

         In 1993 we entered into a technology transfer agreement under which we purchased the core intellectual property and patent rights related to our MAXAMINE technology. The technology transfer agreement requires that we pay certain royalty obligations to the two inventors of the technology, although, as part of a subsequent agreement with us, one of the inventors waived his royalty rights. We have also filed a number of additional patent applications and received additional patents encompassing the MAXAMINE technology as described above.

         MAXDERM TECHNOLOGY RIGHTS

         In 1998 we entered into a license agreement with PPI for an exclusive, worldwide license to technology related to material compositions and other patent rights underlying the MAXDERM technology. The license agreement requires that we pay certain royalty obligations to PPI. We have also filed an additional patent application related to the MAXDERM technology.

         MAXVAX LICENSES AND TECHNOLOGY RIGHTS

         In 1993 we entered into an option and license agreement with Vitec and SBL, under which we exercised an option for an exclusive, worldwide license to technology related to CTB for use in a chlamydia vaccine. Under the agreement, we are required to use our best efforts to engage SBL to manufacture any products which result from the application of the licensed technology. We also have to make royalty payments on the net sales of products using the licensed technology and to make additional license and milestone payments to Vitec upon the execution of any sub-licenses. Under the agreement, any party may terminate the license agreement, with respect to the rights and duties of that party, as a result of a material breach of the agreement by another party.

         In 1994 we entered into a second license agreement with Vitec and SBL for an exclusive, worldwide license to technology rights related to CTB for all infectious diseases except chlamydia (which is governed by the agreement discussed above), HIV (which is governed by a separate non-exclusive sub-license agreement held by us), cholera and bacterial-related diarrheas. Under the agreement, we have agreed to use our best efforts to engage SBL to manufacture any products which result from the application of licensed technology, and both Vitec and Maxim shall receive a percentage of any profits that SBL derives from manufacturing such products. The licensors may terminate the agreement upon a material breach of the agreement by us.

         In January 1998 we filed arbitration in Sweden relating to the licensors' performance under the above agreements. The arbitration alleges certain causes of action against the licensors (among other things, misstatements regarding the scope of Maxim's licensed rights) and seeks compensatory and punitive damages and declaratory relief. The arbitration also seeks specific performance of the licensors' obligations under the agreements (including full disclosure of relevant manufacturing information). We cannot determine what impact, if any, an unfavorable resolution of the existing concerns would have on the commercial value of the MAXVAX technology.

         We also hold other licenses relating to CTB, including a non-exclusive sub-license to CTB for the prevention and treatment of HIV infection, and an exclusive, worldwide license to patent applications and related technology rights with respect to certain therapeutic and anti-inflammatory properties of CTB.

GOVERNMENT REGULATION

         Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. The nature and extent to which such regulation applies to Maxim will vary depending on the nature of any products which may be developed by us. We anticipate that many if not all of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic and vaccine products are subject to rigorous preclinical and clinical testing and other approval procedures of the U.S. Food and Drug Administration ("FDA") and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money. Any failure by us or our collaborators to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any products developed by us, and prevent us from generating product revenues and obtaining adequate cash to continue present and planned operations.

         FDA APPROVAL PROCESS

         Prior to commencement of clinical studies involving humans, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and the safety of the product. The results of these studies are submitted to the FDA as a part of an Investigational New Drug ("IND") application, which must become effective before clinical testing in humans can begin. Typically, human clinical evaluation involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of people to assess safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

         The results of the preclinical and clinical testing on a non-biologic drug and certain diagnostic drugs are submitted to the FDA in the form of a New Drug Application ("NDA") for approval prior to commencement of commercial sales. In the case of vaccines, the results of clinical trials are submitted as a Product License Application ("PLA"). In responding to an NDA or PLA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all, for any of our products. Similar procedures are in place in countries outside the United States.

         The Advisory Committee of Immunization Practices ("ACIP") of the Centers for Disease Control and Prevention ("CDCP") has a role in influencing the markets for most, if not all, of the vaccine products we intend to make. The ACIP meets quarterly to review developing data on licensed vaccines, and those approaching license, as well as epidemiologic data on the need for these products. The recommendations of the ACIP on the appropriate use of vaccines and related products are published in the MORBIDITY AND MORTALITY WEEKLY REPORT and reprinted in several journals. The CDCP develops epidemiological data in support of the need for new vaccines and monitors vaccine usage and changes in disease incidence. In addition, CDCP staff frequently act as key advisors to the FDA in their review process.

         EUROPEAN AND OTHER REGULATORY APPROVAL

         Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other countries will likely be necessary prior to commencement of marketing the product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant, or may require additional data before granting, an approval even though the relevant product has been approved by the FDA or another authority. As with the FDA, the European Union ("EU") countries and other developed countries have very high standards of technical appraisal and, consequently, in most cases a lengthy approval process for pharmaceutical products. The process for gaining such approval in particular countries varies, but generally follows a similar sequence to that described for FDA approval. In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing. The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries.

         OTHER REGULATIONS

         We are also subject to various U.S. federal, state, local and international laws, regulations and recommendations relating to safe working conditions, laboratory manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. The extent of government regulation which might result from future legislation or administrative action cannot be predicted accurately.

THIRD-PARTY REIMBURSEMENT

         The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. For example, in certain international markets, pricing negotiations are often required in each country of the European Community, even if approval to market the drug under the European Medical Evaluation Authority's centralized procedure is obtained. In the U.S. there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, an increasing emphasis on managed care in the U.S. has and will continue to increase the pressure on pharmaceutical pricing. While we cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on our business, the announcement of such proposals or efforts could have a material adverse effect on our ability to raise capital, and the adoption of such proposals or efforts could have a material adverse effect on the our business, financial condition and results of operations. Further, to the extent that such proposals or efforts have a material adverse effect on other pharmaceutical companies that are prospective corporate partners for us, our ability to establish corporate collaborations may be adversely affected. In addition, in both the U.S. and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans that mandate predetermined discounts from list prices. Third-party payors are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive basis.

COMPETITION

         Competition in the discovery and development of methods for treating or preventing cancer and infectious disease is intense. Numerous pharmaceutical, biotechnology and medical companies and academic and research institutions in the United States and elsewhere are engaged in the discovery, development, marketing and sale of products for the treatment of cancer and infectious disease. These include surgical approaches, new pharmaceutical products and new biologically derived products. We expect to encounter significant competition for the principal pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain regulatory approvals and commence commercial sales of their products before us may achieve a significant competitive advantage. A number of pharmaceutical companies are developing new products for the treatment of the same diseases being targeted by us, particularly hepatitis C. In some instances, our competitors already have products in late-stage clinical trials. In addition, certain pharmaceutical companies are currently marketing drugs for the treatment of the same diseases being targeted by us, and may also be developing new drugs to address these disorders.

         In the area of biotherapy, the impact of competition for MAXAMINE may be reduced by the fact that the drug may be complementary to many other biotherapeutic agents. MAXAMINE THERAPY combines the administration of MAXAMINE with the administration of biotherapeutic agents. Accordingly, MAXAMINE and these biotherapeutic agents may not be competitive but may play complementary and synergistic roles in enhancing the immune system. For this reason, we believe that continuing advancements in the overall field of biotherapy may create new opportunities for MAXAMINE.

         Many of our competitors have substantially greater financial, clinical testing, regulatory compliance, manufacturing, marketing, human and other resources. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated with our competitors. We believe that our competitive success will be based on our ability to create and maintain scientifically advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for our products, obtain required regulatory approvals, obtain orphan drug status for certain products and manufacture and successfully market our products either independently or through outside parties.

EMPLOYEES AND CONSULTANTS

         As of December 28, 1998, the Company had 53 employees, all but two of whom were based at its two facilities in San Diego, California. The Company believes its relationships with its employees are satisfactory. Other experienced professionals and personnel are expected to be hired to join our company in 1999 to, among other things, address the requirements of the expansion of clinical trials of MAXAMINE and other commercialization efforts.

         In addition to our employees, we have engaged a number of experienced consultants in North America, Europe and Australia with pharmaceutical and business backgrounds to assist in its product development efforts. We plan to leverage our key personnel by making extensive use of contract laboratories, development consultants, and collaborations with pharmaceutical companies to expand our preclinical and clinical trials.

RISK FACTORS

         In evaluating Maxim and its business, you should carefully consider the following risk factors in addition to the other information contained herein.

         DEVELOPMENT-STAGE COMPANY; HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. Maxim, as a development-stage enterprise, has experienced net losses every year since its inception and, as of September 30, 1998, had a deficit accumulated during the development stage of approximately $42.7 million. We have not commercially introduced any product and each of our product candidates are in varying stages of development and testing. We anticipate incurring substantial additional losses over at least the next several years due to the need to expend substantial amounts on clinical trials, other anticipated research and development activities, preparation for the potential market launch of MAXAMINE, and the general and administrative expenses associated with these activities. Attaining profitability will depend upon our ability to develop products that are effective and commercially viable, to obtain regulatory approval for the manufacture and sale of our products and to market our products successfully. We cannot guarantee that we will ever achieve profitability or that profitability, if achieved, can be sustained on an ongoing basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF ADDITIONAL FUNDING. Our operations to date have consumed substantial amounts of cash. Negative cash flow from our operations is expected to continue and to accelerate over at least the next several years. Our capital requirements will depend on numerous factors, including:
       -    the results of our clinical trials;
       -    the timing and scope of any additional clinical trials undertaken;
       -    the scope and results of our research and development programs;
       -    the time required to obtain regulatory approvals;
       - our ability to establish marketing alliances and collaborative agreements;
       -    the cost of our internal marketing activities; and
       - the cost of filing, prosecuting and, if necessary, enforcing patent claims.

         We will likely have to raise substantial additional funds to complete development of our products and to bring these products to market. Issuance of additional equity securities by us, for these or other purposes, could result in dilution to then existing stockholders. Additional financing may not be available on acceptable terms, if at all. If adequate funds are not available on acceptable terms, we may be required to delay, scale back or eliminate one or more of our product development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish, which may have a detrimental effect on our business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         NO ASSURANCE OF SUCCESSFUL CLINICAL TRIALS AND PRODUCT DEVELOPMENT. Potential products based on our MAXAMINE, MAXDERM and MAXVAX technologies will require extensive clinical testing, regulatory approval and substantial additional investment prior to commercialization. There can be no assurance that any such products will be successfully developed, prove to be safe and effective in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, be eligible for third party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance. Additional research and development and preclinical work will be required before clinical trials can be initiated with the MAXVAX technology, and may be required before clinical trials of the MAXAMINE and MAXDERM technologies can be expanded.

         We have not completed testing for efficacy or safety in humans on any of our products. We may find, at any stage of the clinical testing process, that products that appeared promising in preclinical studies or Phase I and Phase II clinical trials do not demonstrate efficacy in larger-scale, Phase III clinical trials and do not receive regulatory approvals. Further, our products may prove to have undesirable or unintended side effects that may prevent or limit their commercial use. Accordingly, any product development program undertaken by us may be curtailed, redirected or eliminated at any time. There may be delays in our expected testing and development schedules, and any such delays could have a material adverse effect on our business, financial condition and results of operations.

         NO ASSURANCE OF REGULATORY APPROVAL; GOVERNMENT REGULATION. The U.S. Food and Drug Administration (the "FDA") and comparable agencies in countries outside the United States impose substantial requirements on the introduction of therapeutic pharmaceutical products and vaccines through lengthy and detailed laboratory and clinical testing procedures and other costly and time consuming procedures. Satisfaction of these requirements typically takes a number of years and varies substantially based upon the type, complexity and novelty of the pharmaceutical agent. In general, the FDA approval process for pharmaceuticals involves the submission of an Investigational New Drug ("IND") application following preclinical studies, clinical trials in humans to demonstrate the safety and efficacy of the product under the protocols set forth in the IND and submission of preclinical and clinical data as well as other information to the FDA in a New Drug Application ("NDA") or Product License Application ("PLA"). We are expending substantial time and financial resources to conduct clinical trials, but there can be no assurance that the results of such trials will support the submission of an NDA or PLA, or that any such applications will be approved by the FDA or any comparable agencies on a timely basis, or at all.

         We cannot assure that we will have sufficient resources to complete the required regulatory review process, or that we could overcome the inability to obtain, or delays in obtaining, such approvals. The failure to receive FDA approval for our products under development would preclude us from marketing and selling our products in the United States. Therefore, failure to receive such FDA approval would prevent us from generating product revenues and would be extremely detrimental to our business, financial condition and results of operations. European and other international regulatory approvals are subject to the same risks and uncertainties as FDA and other regulatory approvals in the United States.

         The production and marketing of our proposed products, as well as our ongoing research and development activities, are also subject to regulation by governmental agencies of the United States and other countries. The effect of government regulation may be to delay marketing of our products for a considerable period of time, to impose costly procedures upon our activities and to furnish a competitive advantage to larger companies that compete with us. In addition, the marketing and manufacturing of pharmaceuticals are subject to continuing FDA (or comparable international agency) review and surveillance and failure to comply with regulations or discovery of previously unknown problems can result in FDA (or comparable international agency) action against the product or the manufacturer, including fines, recalls, product seizures and suspension or withdrawal of previously granted regulatory approvals. Furthermore, government regulation may increase at any time, creating additional costs and delays for us. The extent of potential adverse government regulation which might arise from future legislation or administrative action cannot be predicted. See "Business--Government Regulation."

         UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS. Our success depends in large part on our ability to obtain, maintain and protect patents, protect trade secrets and operate without infringing upon the proprietary rights of others. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. Patents may not issue from any of our patent applications. Patent applications in the United States are maintained in secrecy until a patent issues, and we cannot be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to file patent applications for such technology. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes that block or compete without infringing on those held by Maxim. In addition, patents currently held by us or issued to us in the future, or to licensors from whom we have licensed technology rights, may be challenged, invalidated or circumvented and the rights granted thereunder may not protect our technologies or provide commercial advantage to us.

         Other public and private concerns, including universities, may have filed applications for or have been issued patents with respect to technology potentially useful or necessary to us. The scope and validity of such patents, the extent to which we may wish or need to acquire licenses under such patents, and the cost or availability of such licenses, are currently unknown.

         In addition to patents and proprietary rights, we rely on unpatented trade secrets and proprietary know-how, and there can be no assurance that others will not obtain access to or independently develop such trade secrets and know-how. Although potential corporate partners and our research partners and consultants are not given access to trade secrets and proprietary know-how of ours until they have executed confidentiality agreements, these agreements may be breached by the other party or may otherwise be of limited effectiveness or enforceability.

         The pharmaceutical industry has experienced extensive litigation regarding patent and other intellectual property rights. Accordingly, we could incur substantial costs in defending ourselves in suits that may be brought against us claiming infringement of the patent rights of others or in asserting our patent rights in a suit against another party. We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with our patent applications or other parties' patent applications. Adverse determinations in litigation or interference proceedings could require us to seek licenses that may not be available on commercially reasonable terms or subject us to significant liabilities to third parties, and could therefore have a material adverse effect on us. See "Business--Patents, Licenses and Proprietary Rights."

         DEPENDENCE ON QUALIFIED PERSONNEL. Our future performance depends in part upon the continued contributions of our senior management team and on our ability to attract and retain qualified management and scientific personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to continue to attract, assimilate or retain highly qualified technical and management personnel. The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could have a material adverse effect on our business, financial condition and results of operations. See "Business--Employees and Consultants."

         DEPENDENCE ON COLLABORATIVE PARTNERS. Our strategy for the clinical testing, manufacturing, international marketing and certain research and development activities related to our products requires arrangements with numerous collaborators. These collaborators include universities, hospitals and other clinical trial sites, clinical contract research organizations, contract manufacturers, other corporate and university collaborators, licensors, marketing partners, licensees, consultants and others. Our success is dependent upon the success of these outside parties in performing their responsibilities. Although we believe that these parties will have an economic motivation to perform their contractual responsibilities, the amount and timing of resources and skill applied to these activities by our collaborators may not be within our control. In addition, some collaborators may pursue alternative technologies as a means for developing treatments for the diseases targeted by these collaborative programs. Furthermore, we may not be able to negotiate acceptable collaborative arrangements required in the future to implement our strategies, and such collaborative arrangements may not be successful. See "Business--Product Development and Collaborative Relationships."

         NO MARKETING AND SALES CAPABILITIES; ANTICIPATED DEPENDENCE UPON MARKETING COLLABORATIONS. Our current strategy is to market MAXAMINE directly in the United States, but we currently do not possess pharmaceutical marketing or sales capabilities. In order to market and sell MAXAMINE or other products, we will need to develop a sales force and a marketing group with relevant pharmaceutical experience, or make appropriate arrangements with strategic partners. We cannot guarantee that we will be able to attract, assimilate or retain highly qualified marketing and sales personnel, or successfully employ them to commercialize MAXAMINE. The inability to develop the required marketing and sales expertise could have a material adverse effect on our business, financial condition and results of operations.

         Our strategy for the commercialization and marketing of MAXAMINE in international markets, and for MaxVax in all markets, is expected to rely upon the establishment of marketing and other collaborative relationships with pharmaceutical industry partners. We cannot guarantee that any such relationships can be consummated on terms favorable to us, that such marketing collaborators will apply adequate resources and skills to their responsibilities, or that marketing efforts undertaken by such partners will be successful. See "Business--Marketing and Sales."

         NO ASSURANCE OF MARKET ACCEPTANCE. MAXAMINE, and any of our other products in development, may not achieve market acceptance even if approved by the FDA and other regulatory agencies. The degree of market acceptance of our products will depend upon a number of factors, including the scope of regulatory approvals, the establishment and demonstration in the medical community of the clinical efficacy and safety of our products and their potential advantages over existing treatment methods, and reimbursement policies of government and other third-party payors. We cannot guarantee that physicians, patients, payors or the medical community in general will accept and utilize any products that may be developed by us. See "Business--Competition" and --Third-Party Reimbursement."

         NO MANUFACTURING CAPABILITIES. We do not intend to acquire or establish our own dedicated manufacturing facilities for MAXAMINE in the foreseeable future, and have and expect to continue to contract with established pharmaceutical manufacturers for the production of the product. If we are unable to continue to contract for manufacturing capabilities on acceptable terms, our ability to conduct clinical testing and to produce commercial quantities of MAXAMINE and other products will be adversely affected. Such manufacturing deficiencies could result in delays in submissions for regulatory approval and in commercial product launches, which in turn could materially impair our competitive position and the possibility of achieving profitability. We cannot guarangee that we will be able to maintain our existing contract manufacturing relationships, or acquire or establish new, satisfactory third-party relationships to provide adequate manufacturing capabilities. See "Business--Manufacturing."

         COMPETITION. There are many companies, both publicly and privately held, including well-known pharmaceutical companies, and academic and other research institutions, engaged in developing pharmaceutical and biologically-derived products for the treatment of cancer and vaccines and therapeutics for the prevention or the treatment of infectious diseases. Many of our competitors and potential competitors have substantially greater capital, research and development capabilities and human resources than us and represent significant competition. Many of these competitors also have significantly greater experience than us in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated with our competitors. If any of our products are approved for commercial sale, we will also be competing with companies that have greater resources and experience in the manufacturing, marketing and sales of pharmaceutical products. Our competitors may succeed in developing products that are more effective, less costly, or have better side effect profiles than any that may be developed by us, and such competitors may also prove to be more successful than us in manufacturing, marketing and sales. See "Business--Competition."

         TECHNOLOGICAL CHANGES AND UNCERTAINTY. We are engaged in the pharmaceutical field, which is characterized by extensive research efforts and rapid technological progress. New developments in oncology, cancer therapy, medicinal pharmacology, biochemistry and other fields are expected to continue at a rapid pace in both industry and academia. Research and discoveries by others may render some or all of our proposed programs or products noncompetitive or obsolete. Our business strategy is subject to the risks inherent in the development of new products using new technologies and approaches. Unforeseen problems may develop with these technologies or applications, and we may not be able to successfully address technological challenges we encounter in our research and development programs to the extent required to develop commercially feasible products. See "Business--Competition."

         PRODUCT LIABILITY EXPOSURE AND INSURANCE. Our business exposes us to potential product liability risks which are inherent in the clinical testing, manufacturing and marketing of human therapeutic products. We currently maintain product liability insurance coverage for our clinical trials, and intend to expand our insurance coverage to include the sales of commercial products if marketing approval is obtained for MAXAMINE or other products under development. Such coverage may not be adequate now or in the future, and adequate insurance may not be available in the future at an acceptable cost, if at all. A product liability claim, even if we have insurance coverage, could materially adversely affect our business or financial condition.

         POTENTIAL ADVERSE EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE; PRICE VOLATILITY OF THE COMMON STOCK. Our common stock currently trades on the American Stock Exchange and on the Stockholm Stock Exchange. Historically, our common stock has generally experienced relatively low daily trading volumes in relation to the aggregate number of shares outstanding. Sales of substantial amounts of our common stock in the public market could adversely affect the prevailing market prices for our common stock and our ability to raise equity capital in the future.

         Factors that may have a significant impact on the market price or the liquidity of the common stock also include:
       - Actual or potential clinical trial results relating to products under development by us or our competitors;
       -     Delays in our testing and development schedules,;
       - Events or announcements relating to our collaborative relationships with others;
       - Announcements of technological innovations or new products by us or our competitors;
       -     Developments or disputes concerning patents or proprietary rights;
       - Regulatory developments in both the United States and countries outside of the United States;
       - Economic and other external factors, as well as period-to-period fluctuations in our financial results.

         External factors may also adversely affect the market prices for our common stock. The price and liquidity of our common stock may be significantly affected by the overall trading activity and market factors on the AMEX and SSE, and these factors may differ between the two markets. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market prices of the common stock of many publicly traded pharmaceutical or biotechnology companies have in the past been, and can in the future be expected to be, especially volatile.

ITEM 2.  PROPERTIES

         We currently lease approximately 35,000 square feet of laboratory and office space in two facilities in San Diego, California. Approximately 5,000 square feet of laboratory space is subleased to a third party. We believe that our existing facilities will be adequate to accommodate the implementation of our current business strategies.

ITEM 3.  LEGAL PROCEEDINGS

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended September 30, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

         (a) The information required by this Item 5(a) is incorporated herein by reference to the information set forth on page 34 of our Annual Report to Stockholders for the fiscal year ended September 30, 1998, filed as Exhibit 13.1 hereto.

In addition, in August and September 1998, the Company issued 10,769 and 16,666 shares of Common Stock, respectively, upon exercise of warrants at a price per share of $3.00. The Company issued such shares in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

         (b) During the fiscal year ended September 30, 1998, 392,000 of the 2,875,000 Redeemable Warrants issued in the Company's initial public offering were exercised for 392,000 shares of Common Stock at an exercise price of $10.50 per share, for aggregate proceeds to the Company of $4,116,000.

Of the net offering proceeds to the Company of $22,336,000, including $18,220,000 received at the time of the initial public offering and $4,116,000 received upon subsequent exercises of the Redeemable Warrants, through September 30, 1998, the following payments have been made:

                                                  (A)                (B)
Purchase and installation of
machinery and equipment                                        1,101,000

Repayment of indebtedness                     289,000            795,000

Interest earning bonds and securities                          1,017,000

R&D expenses                                                  14,983,000

Business development expenses                                    977,000

G&A expenses                                                   2,637,000

Intellectual property                                            537,000

(A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.
(B) Direct or indirect payments to others.


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item 6 is incorporated herein by reference to the information set forth on page 35 of our Annual Report to Stockholders for the fiscal year ended September 30, 1998, filed as Exhibit
13.1 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information required by this Item 7 is incorporated herein by reference to the information contained under the caption "Management's Discussion and Analysis" on pages 17-20 of our Annual Report to Stockholders for the fiscal year ended, September 30, 1998, filed as Exhibit 13.1 hereto.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We invest our excess cash in interest-bearing investment-grade securities that we hold for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item 8 is incorporated herein by reference to the information set forth on pages 21-36 of our Annual Report to Stockholders for the fiscal year ended September 30, 1998, filed as Exhibit
13.1 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors and executive officers is incorporated herein by reference to the information under the captions "Election of Directors" and "Other Information - Executive Officers" set forth in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1998, for our Annual Meeting of Stockholders to be held on February 19, 1999.

         Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" set forth in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1998, for our Annual Meeting of Stockholders to be held on February 19, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated herein by reference to the information under the caption "Executive Compensation" set forth in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1998, for our Annual Meeting of Stockholders to be held on February 19, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is incorporated herein by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1998, for our Annual Meeting of Stockholders to be held on February 19, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is incorporated herein by reference to the information under the caption "Certain Transactions" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1998, for our Annual Meeting of Stockholders to be held on February 19, 1999.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this Annual
                  Report:

                  1.      Financial Statements

                  The following financial statements, including the Notes thereto, are incorporated herein by reference from pages 21-36 of our Annual Report to Stockholders for the fiscal year ended September 30, 1998 filed as Exhibit 13.1 hereto:

                  Balance Sheets as of September 30, 1998 and 1997

                  Statements of Operations for the years ended September 30, 1998, 1997, and 1996, and from October 23, 1989 (date of inception) to September 30, 1998

                  Statements of Stockholders' Equity from October 23, 1989 (date of inception) through September 30, 1998

                  Statements of Cash Flows for the years ended September 30, 1998, 1997, and 1996, and from October 23, 1989 (date of inception) to September 30, 1998


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

                  The following management contracts or compensatory plans and arrangements are required to be filed as exhibits to this Annual Report pursuant to Item 14(c).

                  10.15 Employment Agreement dated October 1, 1998 between the Registrant and Kurt R. Gehlsen.
                  10.16 Employment Agreement dated October 1, 1998 between the Registrant and Dale A. Sander.
                  10.17 Employment Agreement dated November 9, 1998 between the Registrant and Larry G. Stambaugh.
                  10.23 Employment Agreement dated October 1, 1998 between the Registrant and Geoffrey B. Altman.

         (b) The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1998.

         (c)       Exhibits

Exhibit No.                Description
-----------                -----------
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

10.4 Option to Buy Technology and Rights Agreement, dated March 30, 1993, between the Registrant and Estero Anstalt. (1)(2)

10.5     Security Agreement, dated July 27, 1993, between the Registrant and
         Estero Anstalt. (1)(2)

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

10.13    Stock Purchase Agreement, dated as of July 5, 1996, by and between
         Dr. Anders Vahlne and the Registrant. (1)

10.14 Amended and Restated 1993 Long-Term Incentive Plan and forms of stock option agreements. (4)

10.15    Employment Agreement dated October 1, 1998 between the Registrant and
         Kurt R. Gehlsen.

10.16    Employment Agreement dated October 1, 1998 between the Registrant and
         Dale A. Sander.


10.17    Employment Agreement dated November 9, 1998 between the Registrant and
         Larry G. Stambaugh.

10.18    Loan and Security Agreement between the Registrant and Silicon Valley
         Bank. (5)

10.19    Financial Advisory Services Agreement between the Registrant and Rodman
         & Renshaw, Inc. dated September 17, 1997. (6)

10.20    Lease dated January 13, 1998 between British Pacific Properties
         Corporation, a California Corporation, as Landlord, and the Registrant.
         (7)

10.21 Amendment to Loan and Security Agreement dated March 6, 1998 between the Registrant and Silicon Valley Bank. (8)

10.22 Lease dated July 2, 1998 between British Pacific Properties Corporation, a California Corporation, as Landlord, and the Registrant. (9)

10.23    Employment Agreement dated October 1, 1998 between the Registrant and Geoffrey B. Altman.

10.24 Amendment to Loan and Security Agreement dated September 1, 1998 between the Registrant and Silicon Valley Bank

11.1     Statement re: computation of pro forma loss per share.

13.1     Registrant's Annual Report to Stockholders for the fiscal year ended
         September 30, 1998.

23.1     Consent of KPMG Peat Marwick LLP, Independent Auditors.

24.1     Power of Attorney. Reference is made to page 30.

27       Financial Data Schedule.

99       Independent Auditors' Report.

-------

(1) Previously filed together with the Registrant's Registration Statement on Form SB-2 (File No. 333-4854-LA) or amendments thereto and incorporated herein by reference.

(2) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933 and Rule 406 thereunder respecting confidential treatment.

(3) Previously filed together with the Registrant's Annual Report on Form 10-K (File No. 1-4430) dated September 30, 1996 and incorporated herein by reference.

(4) Previously filed together with the Registrant's Quarterly Report on Form 10-Q (File No. 1-4430) dated December 31, 1996 and incorporated herein by reference.

(5) Previously filed together with the Registrant's Quarterly Report on Form 10-Q (File No. 1-4430) dated March 31, 1997 and incorporated herein by reference.

(6) Previously filed together with the Registrant's Registration Statement on Form S-1 (File No. 333-35895) dated September 18, 1997 and incorporated herein by reference.

(7) Previously filed together with the Registrant's Quarterly Report on Form 10-Q (File No. 1-4430) dated December 31, 1997 and incorporated herein by reference.

(8) Previously filed together with the Registrant's Quarterly Report on Form 10-Q (File No. 1-4430) dated March 31, 1998 and incorporated herein by reference.

(9) Previously filed together with the Registrant's Quarterly Report on Form 10-Q (File No. 1-4430) dated June 30, 1998 and incorporated herein by reference.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                              MAXIM PHARMACEUTICALS, INC.

                                              By:  /s/ DALE A. SANDER
                                                  --------------------
                                              Dale A. Sander,
                                              Vice President, Finance
                                              and Chief Financial Officer

                                              Date:  December 29, 1998

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry G. Stambaugh and Dale A. Sander, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

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


Signature                                            Title                                   Date
---------                                            -----                                   ----
/S/ LARRY G. STAMBAUGH                      Chairman of the Board                     December 29, 1998
----------------------                      Director, President and
Larry G. Stambaugh                          Chief Executive Officer
                                            (Principal Executive Officer)


/S/ DALE A. SANDER                          Vice President, Finance, and              December 29, 1998
-----------------------------------         Chief Financial Officer
Dale A. Sander                              (Principal Accounting Officer and
                                            Principal Financial Officer)

/S/ COLIN B. BIER                           Director                                  December 29, 1998
-----------------------------------
Colin B. Bier, Ph.D.

/S/ PER-OLOF MARTENSSON                     Director                                  December 29, 1998
-----------------------------------
Per-Olof Martensson

/S/ F. DUWAINE TOWNSEN                      Director                                  December 29, 1998
-----------------------------------
F. Duwaine Townsen