Form 10-K405/A
period 1998-09-30
MAXIM PHARMACEUTICALS INC
filed 1999-01-29
CIK 1013351

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549
             _________________________________________________________

                                    FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended September 30, 1998      Commission File No. 1-4430
              ________________________________________________________

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


Securities registered pursuant to Section 12(g) of the Act: None
             _________________________________________________________

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

                        DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1998, are incorporated into Part II hereof.
2. Certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on February 19, 1999, which will be mailed on or about January 11, 1998, are incorporated into Part III hereof.
________________________________________________________________________________
________________________________________________________________________________

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

OVERVIEW

     Maxim is developing novel drugs, therapies and vaccines for cancer and infectious diseases. Clinical trials of our lead drug MAXAMINE-TM- in the treatment of malignant melanoma and acute myelogenous leukemia have shown a more than doubling of survival and remission times while maintaining patient quality of life during treatment. Earlier-stage clinical studies have also suggested promise in renal cell carcinoma and hepatitis C. We are currently testing MAXAMINE in three Phase III cancer clinical trials in 12 countries around the world.

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

     We are conducting three Phase III clinical trials of MAXAMINE THERAPY for the treatment of cancer. In June 1997 we commenced a 300-patient Phase III clinical trial of MAXAMINE THERAPY for advanced malignant melanoma in the United States. A separate international Phase III advanced malignant melanoma trial centered in Europe, Australia and Canada was initiated in November 1997. Lastly, we commenced a 400-patient Phase III clinical trial for acute myelogenous leukemia ("AML") in the United States, Europe, Australia, Canada and Israel in February 1998. Each of these trials are designed to independently support application for approval to market MAXAMINE.

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

     A Phase II clinical trial of MAXAMINE in the treatment of renal cell carcinoma was initiated in Europe in late 1998. We have also tested MAXAMINE in a Phase I trial in hepatitis C (HCV) patients. The study suggested that the combination of MAXAMINE with interferon-alpha (IFN-a) is safe in the treatment of HCV patients, and that MAXAMINE may enhance the efficacy of IFN-a in patients who were previously nonresponsive to IFN-a therapy. We currently plan to start a Phase II trial in hepatitis C in 1999.

     We are also developing MAXDERM-TM-, a MAXAMINE-related drug for the treatment of dermatological conditions, infections and conditions for which topical therapy is appropriate. A study in patients with herpes labialis (cold sores) that suggested that MAXDERM resolved lesions more effectively than a placebo control. Other potential uses for MAXDERM include the treatment of oral mucositis, decubitus ulcers, shingles, burns and related conditions.

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

 Estimated Incidence for Selected Cancers for 1998 for Initial Target Markets*

                                                              ANNUAL
                                                     --------------------
                                                     NEW CASES     DEATHS
                                                     ---------     ------
Malignant Melanoma                                    83,000        15,000
Acute Myelogenous Leukemia                            19,000        13,000
Renal Cell Carcinoma                                  60,000        23,000
All Invasive Cancers                               2,460,000     1,130,000

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

     Since the early 1980's, much research in the biotherapy area has included the testing of cytokines, naturally occurring proteins, such as interleukin-2 (IL-2) and interferon-alpha (IFN-a) for the treatment of a number of cancers and infectious diseases including advanced malignant melanoma, renal cell carcinoma, hepatitis C and AML. Two kinds of immune cells, the natural killer-cells (NK cells) and T cells, possess an ability to kill and support the killing of cancer cells and virally infected cells.
IL-2 and IFN-a are potent stimulators of NK cells and T Cells. However, cytokines are often rendered ineffective in the treatment of patients as the NK cells and T cells are suppressed by another component of the body's immune system. As a result, cytokines demonstrate a clinically significant tumor response in only a small portion of cancer patients and often produce severe adverse side effects. Moreover, even with recent advances in the use of IFN-a in combination with anti-viral drugs or in sustained release formulations, the majority of HCV patients do not effectively respond to existing therapy.

MAXAMINE TECHNOLOGY

     The method of action of MAXAMINE THERAPY is intended to improve the immune system's ability to identify, disable and destroy malignant or infected cells. MAXAMINE may be key to many types of biotherapy -- the use of the body's own immune or biologic systems to fight cancer and infectious diseases. MAXAMINE is based on a naturally occurring molecule, and its usefulness in biotherapy was discovered by Maxim's collaborative scientists at the University of Goteborg, Sweden.

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

     MAXAMINE is designed to modulate the immune system to protect NK Cells and T Cells, allowing biotherapy to be more effective. When histamine, a natural molecule present in the body, or any other molecules in the class known as H2 receptor agonists, binds to the H2 receptor on the phagocytes, the production and release of free radicals is temporarily prevented. The prevention of the release of free radicals thereby allows immune-activating agents, such as IL-2 and IFN-a, to more effectively activate NK Cells and T Cells to enhance their killing of tumor cells or virally infected cells.

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

     In summary, MAXAMINE THERAPY combines the administration of MAXAMINE, which protects critical immune cells, with the administration of biotherapeutic agents designed to stimulate these immune cells. The results of the series of clinical trials conducted to date highlight the potential of MAXAMINE to improve the efficacy of certain biotherapeutic agents. Because MAXAMINE has been shown to increase the effectiveness of cytokines, lower doses of cytokines such as IL-2 and IFN-a can potentially be used in MAXAMINE THERAPY without compromising therapeutic effectiveness, thereby reducing serious side effects associated with the cytokines. Among the potential benefits of MAXAMINE THERAPY is the utilization and enhancement of the body's immune capabilities, thereby making the treatment potentially applicable to a broad range of cancers and infectious diseases recognizable by the immune system.

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

     - COST EFFECTIVE. Lower doses of IL-2 or IFN-a are possible for many patients, potentially reducing the cost per treatment cycle below existing treatment regimens. In addition, the delivery of MAXAMINE THERAPY on an outpatient basis may eliminate the costs associated with in-hospital patient care. These factors, combined with the potential improvements in efficacy, contribute favorably to the assessment of benefit versus cost for this therapy.

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

     ADVANCED MALIGNANT MELANOMA

     Malignant melanoma is the most serious form of skin cancer. Our initial Phase II clinical trial was conducted in Sweden at the Sahlgrenska University Hospital in Goteborg. In that study, fifteen patients with advanced metastatic malignant melanoma were treated with a high-dose regimen of IL-2 together with daily injections of IFN-a in five-day cycles. Eight of the patients were also given MAXAMINE THERAPY, which consisted of MAXAMINE injections twice daily in combination with treatment with IL-2 and IFN-a.

     The results of the initial Phase II clinical trial indicated that MAXAMINE may be given as an effective adjuvant to IL-2/IFN-a therapy. In the seven patients who did not receive MAXAMINE THERAPY, one partial response (defined as a 50% reduction of the total tumor burden) was observed in a patient with skin and lymph node melanoma. In the eight patients treated with MAXAMINE THERAPY, four partial and two mixed responses were observed. Notably, two of the MAXAMINE THERAPY patients had complete resolution of their extensive liver metastases. Sites of response in the MAXAMINE THERAPY patients also included skin, lymph nodes, skeleton, spleen and muscle. In patients receiving MAXAMINE THERAPY, there was a statistically significant improvement in overall survival (p < 0.03). The MAXAMINE THERAPY patients had a mean survival of 13.3 months, double the mean 6.8 month survival in the control group. One patient remained completely free of detectable disease more than four years after the commencement of treatment with MAXAMINE THERAPY.

     A second advanced malignant melanoma study was undertaken at the Sahlgrenska University Hospital in Sweden to determine if MAXAMINE THERAPY utilizing a lower-dose regimen of the same cytokines (IL-2 and IFN-a) in combination with the same doses of MAXAMINE would retain the efficacy seen in the first study, while reducing the side effects of the cytokine portion of the treatment. In addition to survival, a goal for MAXAMINE THERAPY is to lower the toxicity of biotherapy and better maintain the patients' quality of life. Lowering the doses of the cytokines reduces many of the side effects of these drugs, thereby facilitating tolerance of the therapy and even allowing self-administration of the drugs at home. The median survival time of patients with advanced (stage IV) malignant melanoma using conventional treatments is historically reported to be six to seven months. In this second, low-dose malignant melanoma study, 11 patients had a median survival time of 15 months, more than double the rate generally reported for the normal course of the disease and exceeding the favorable results from the high-dose study described above. In this second malignant melanoma clinical trial, MAXAMINE THERAPY was well-tolerated and most patients were able to treat themselves at home.

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

     We commenced a second international Phase III trial of MAXAMINE THERAPY for the treatment of advanced malignant melanoma in November 1997 based in five countries, including clinical sites in Europe, Australia and Canada. Patients in the MAXAMINE THERAPY arm will receive a co-administration of MAXAMINE plus low-dose IL-2 and IFN-a, while patients in the control arm will receive dacarbazine (DTIC), the most commonly used chemotherapeutic agent for the treatment of advanced malignant melanoma. DTIC has a reported survival benefit of six to seven months in advanced malignant melanoma patients. The international study will be designed to encompass approximately 300 patients.

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

     ACUTE MYELOGENOUS LEUKEMIA ("AML")

     Acute Myelogenous Leukemia is the most common form of acute leukemia in adults, and prospects for long-term survival are poor for the majority of patients. Once diagnosed with AML, patients are typically treated with chemotherapy, and the majority achieve complete remission ("CR"). Unfortunately 75-80% of patients who achieve their first CR ("CR1") will relapse, and the median time in remission before relapse is only 12 months with current treatments. Relapsed patients are typically treated again with chemotherapy, and many of these patients die during treatment. Among those relapsed patients who do survive treatment and achieve a second complete remission ("CR2"), these subsequent remissions normally have a shorter duration than the prior CR (a median of only six months in the case of CR2 patients).

     We conducted a Phase II study in Sweden in which 39 AML patients in remission were treated with MAXAMINE THERAPY. The objective of MAXAMINE THERAPY is to treat AML patients in remission with the combination of MAXAMINE and low doses of IL-2 to prevent relapse and prolong leukemia-free survival while maintaining a good quality of life for patients during treatment. The intent is to augment the body's ability to scavenge and attack residual leukemic cells.

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

     - 65% (13 of 20) of CR1 patients without concurrent diseases or antecedent illnesses treated with MAXAMINE remained in leukemia-free remission.

     - After a median of 24 months of follow up, the median time to relapse had not been reached in this study as more than 50% of the MAXAMINU-treated CR1 patients remained leukemia-free. By contrast, under the normal course for AML, the median time to relapse would be expected to be reached after only 12 months.

     These results were achieved despite the fact that the patients treated with MAXAMINE were a relatively older group of patients and more than half (15 of 26) of the patients were categorized as high risk with a poor prognosis for long-term survival.

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

     RENAL CELL CARCINOMA

     Advanced renal cell carcinoma (RCC), cancer of the kidneys, is resistant to radiation therapy and chemotherapy and patients have a poor prognosis for survival. A pilot study of six RCC patients was conducted at the Sahlgrenska Hospital in Gothenburg to evaluate the safety and feasibility of MAXAMINE THERAPY in this patient group. In the small study, three patients were treated with MAXAMINE and cytokines (IFN-a and IL-2) and achieved a mean survival of 29 months, while another three patients were treated with the cytokines alone and achieved a mean survival of four months.

     In late 1998 we initiated a Phase II clinical trial of MAXAMINE THERAPY in the treatment of patients with RCC. The trial is designed to evaluate MAXAMINE THERAPY, consisting in this trial of the combination of MAXAMINE, a natural cytokine Interferon Alfanative-Registered Trademark- and IL-2, in the treatment of late-stage RCC patients. Under the trial design, approximately 40 patients are expected to be enrolled and treated for a period of up to nine months.

     HEPATITIS C (HCV)

     Hepatitis C ("HCV"), a viral infection that is estimated to afflict 4 million people in the United States and at least 60 million people worldwide, is a leading cause of liver cirrhosis and liver cancer and the primary reason for liver transplantation in the United States. IFN-a is the primary treatment for HCV. However, even with recent advances in the use of IFN-a in combination with anti-viral drugs or in sustained release formulations, the majority of patients do not effectively respond to therapy.

     In 1998 we reported results from a Phase I feasibility study in HCV patients using MAXAMINE THERAPY. The study indicated that the combination of MAXAMINE with IFN-a is safe in the treatment of HCV patients, and that MAXAMINE may enhance the efficacy of IFN-a in patients who were previously nonresponsive to IFN-a therapy. In the study, 10 patients who were characterized as nonresponders to previous IFN-a treatment were put back on treatment with the same dose of IFN-a plus MAXAMINE. Eight of the 10 patients had a decrease in ALT levels, an enzyme used to assess liver function, and two patients achieved a complete normalization of ALT.
Patients treated with MAXAMINE plus IFN-a also demonstrated statistically significant decreases of viral load and AST. Based in part on these results and other support for the potential benefit of MAXAMINE in HCV, our goal is to commence a Phase II trial in Hepatitis C in 1999.

MAXDERM DERMATOLOGICAL AND TOPICAL THERAPY

     The development of MAXDERM allows for topical delivery of the active ingredient in MAXAMINE. The novel technology underlying MAXDERM is designed to modulate the patient's immune, inflammatory and wound healing responses to treat certain dermatological conditions, infections and other conditions for which topical therapy is appropriate. MAXDERM encompasses acquired and internally developed technologies that include three issued patents and a number of patent applications covering material compositions and uses.

     A total of more than 75 patients have been treated in randomized, double-blinded, placebo-controlled pilot studies of MAXDERM. A pilot study in patients with herpes labialis (cold sores) suggested that MAXDERM resolved cold sores more effectively than a placebo control. In the double-blinded study, 18 randomized patients were treated with either varying concentrations of MAXDERM or the placebo control. Importantly, the study also suggested that increasing concentrations of the active ingredient in MAXDERM resulted in increased efficacy, providing support that the active ingredient in MAXDERM
contributed to the healing process.   Virtually all lesions healed in those
patients treated with the high-dose MAXDERM in five days or less.

     Small pilot studies were also conducted in patients with oral mucositis, canker sores, decubitus ulcers and shingles. No safety concerns were noted in any of the patients, and in each of the studies the data suggested that MAXDERM improved healing and resolution of lesions compared to the placebo control.

     We believe that the MAXDERM technology gives us the opportunity to expand our product pipeline into therapies for a number of key medical conditions for which topical delivery is preferred. There are unmet needs in the treatment of herpes, oral mucositis, shingles, decubitus ulcers and other dermatological ailments, and our plan is to evaluate MAXDERM in further clinical studies.

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

     During 1998 we entered into clinical collaborations with Chiron Corporation, Amgen Inc. and BioNative AB. Each of these companies possess cytokines that have the potential to benefit from use in combination with MAXAMINE, and under each of these agreements we receive economic and other support for important clinical trials without giving up any marketing or other future rights to MAXAMINE. For example, Chiron is providing the IL-2 requirements and other assistance related to our Phase III AML clinical trial. These collaborations highlight our belief that MAXAMINE, a combination therapy, is complementary rather than competitive with many existing and future drugs, and may be the key to the successful use of may biotherapeutic agents.

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

MANUFACTURING

     We do not intend to acquire or establish our own dedicated manufacturing facilities for MAXAMINE in the foreseeable future. There are a number of facilities with FDA Good Manufacturing Practice ("GMP") approval available for contract manufacturing, and we have contracted with established pharmaceutical manufacturers for the production of MAXAMINE. These manufacturers are supplying the MAXAMINE requirements under GMP for our current clinical trial activities, and have demonstrated the capability to supply commercial quantities of the product for the potential market launch. The CTB protein portion of MAXVAX is currently being produced by SBL Vaccin AB , Stockholm, Sweden, under GMP through a system suitable for large-scale industrial production.

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

     KEY GRANTED PATENTS AND PENDING APPLICATIONS

     We hold a patent relating to the combination of IL-2 and H2 receptor agonists ("H2RA's") that was issued by the U.S. Patent and Trademark Office in September 1994 and has additionally been granted in Europe, Australia and Japan. We also hold a U.S. patent issued in March 1998 relating to the combination of IFN-a and H2RA's, and a corresponding patent has also issued in Australia. We also hold seven other patent applications in the United States relating to other cytokines, biotherapies, mechanisms, rates and routes of administration, and other proprietary claims that have also been filed internationally.

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

THIRD-PARTY REIMBURSEMENT

     The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. For example, in certain international markets, pricing negotiations are often required in each country of the European Community, even if approval to market the drug under the European Medical Evaluation Authority's centralized procedure is obtained. In the U.S. there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, an increasing emphasis on managed care in the U.S. has and will continue to increase the pressure on pharmaceutical pricing. While we cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on our business, the announcement of such proposals or efforts could have a material adverse effect on our ability to raise capital, and the adoption of such proposals or efforts could have a material adverse effect on the our business, financial condition and results of operations. Further, to the extent that such proposals or efforts have a material adverse effect on other pharmaceutical companies that are prospective corporate partners for us, our ability to establish corporate collaborations may be adversely affected. In addition, in both the U.S. and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans that mandate predetermined discounts from list prices. Third-party payors are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be availale or will be sufficient to allow us to sell our products on a competitive basis.

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

     NO MANUFACTURING CAPABILITIES. We do not intend to acquire or establish our own dedicated manufacturing facilities for MAXAMINE in the foreseeable future, and have and expect to continue to contract with established pharmaceutical manufacturers for the production of the product. If we are unable to continue to contract for manufacturing capabilities on acceptable terms, our ability to conduct clinical testing and to produce commercial quantities of MAXAMINE and other products will be adversely affected. Such manufacturing deficiencies could result in delays in submissions for regulatory approval and in commercial product launches, which in turn could materially impair our competitive position and the possibility of achieving profitability. We cannot guarantee that we will be able to maintain our existing contract manufacturing relationships, or acquire or establish new, satisfactory third-party relationships to provide adequate manufacturing capabilities. See "Business--Manufacturing."

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

Of the net offering proceeds to the Company of $22,336,000, including $18,220,000 received at the time of the initial public offering and $4,116,000 received upon subsequent exercises of the Redeemable Warrants, through September 30, 1998, the following payments have been made:

                                                 (A)               (B)
 Purchase and installation of
 machinery and equipment                                         1,101,000

 Repayment of indebtedness                     289,000             795,000

 Interest earning bonds and                                      1,017,000
 securities

 R&D expenses                                                   14,983,000

 Business development expenses                                     977,000

 G&A expenses                                                    2,637,000

 Intellectual property                                             537,000

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is incorporated herein by reference to the information set forth on pages 21-36 of our Annual Report to Stockholders for the fiscal year ended September 30, 1998, filed as Exhibit
13.1 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

     (c)  Exhibits

EXHIBIT
  NO.         DESCRIPTION
-------       -----------
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

27        Financial Data Schedule.

99        Independent Auditors' Report.
_________________

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

                              By:  /s/ DALE A. SANDER
                                  -------------------
                              Dale A. Sander,
                              Vice President, Finance
                              and Chief Financial Officer

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

SIGNATURE                           TITLE                                 DATE
---------                           -----                                 ----
/S/ LARRY G. STAMBAUGH        Chairman of the Board                 December 29, 1998
-----------------------       Director, President and
Larry G. Stambaugh            Chief Executive Officer
                              (Principal Executive Officer)

/S/ DALE A. SANDER            Vice President, Finance, and          December 29, 1998
-----------------------       Chief Financial Officer
Dale A. Sander                (Principal Accounting Officer and
                              Principal Financial Officer)

/S/ COLIN B. BIER             Director                              December 29, 1998
-----------------------
Colin B. Bier, Ph.D.

/S/ PER-OLOF MARTENSSON       Director                              December 29, 1998
-----------------------
Per-Olof Martensson

/S/ F. DUWAINE TOWNSEN        Director                              December 29, 1998
-----------------------
F. Duwaine Townsen