Form 10-Q
period 1998-12-31
MAXIM PHARMACEUTICALS INC
filed 1999-02-08
CIK 1013351

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                     For the Quarter Ended December 31, 1998

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934


                         Commission file number 1-14430


                           MAXIM PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)



                  DELAWARE                    87-0279983
          -------------------------------------------------------------
          (State of incorporation) (I.R.S. Employer Identification No.)


           8899 UNIVERSITY CENTER LANE, SUITE 400, SAN DIEGO, CA 92122
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (619) 453-4040
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of February 8, 1999, the registrant had 9,981,101 shares of Common Stock, $.001 par value, outstanding.

                                            MAXIM PHARMACEUTICALS, INC.
                                           (A Development Stage Company)



                                                       INDEX


PART I - FINANCIAL INFORMATION                                                     PAGE
------------------------------                                                     ----

     Item 1.      Financial Statements

                  Balance Sheets -
                  December 31, 1998 (unaudited) and September 30, 1998 ................1

                  Statements of Operations (unaudited) -
                  Three Months Ended December 31, 1998 and 1997
                  and from Inception (October 23, 1989) to
                  December 31, 1998....................................................2

                  Statements of Cash Flows (unaudited) Three Months Ended
                  December 31, 1998 and 1997 and from Inception (October 23,
                  1989) to
                  December 31, 1998....................................................3

                  Notes to Financial Statements........................................4



     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........................5


PART II - OTHER INFORMATION


     Item 2.      Changes in Securities and Use of Proceeds............................8


     Item 6.      Exhibits and Reports on Form 8-K.....................................8


SIGNATURE         .....................................................................9



BALANCE SHEETS

MAXIM PHARMACEUTICALS, INC.  (A DEVELOPMENT STAGE COMPANY)



                                                                               DECEMBER 31, 1998      SEPTEMBER 30, 1998
                                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                       $ 7,421,001           $  11,217,429
    Short-term investments in marketable securities                                  19,063,274              21,031,568
    Accrued interest and other current assets                                         2,423,942               2,491,308
                                                                              ------------------      ------------------
         Total current assets                                                        28,908,217              34,740,305

Investments in marketable securities                                                    508,561               3,519,554
Patents and licenses, net                                                             2,175,055               1,839,167
Property and equipment, net                                                           1,720,960               1,693,402
Deposits and other assets                                                               229,157                 229,157
                                                                              ------------------      ------------------
         Total assets                                                              $ 33,541,950           $  42,021,585
                                                                              ------------------      ------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                $ 9,679,183           $   9,014,831
    Accrued expenses                                                                    230,849                 374,652
    Note payable                                                                        153,175                 176,784
    Current portion of long-term debt                                                   473,418                 361,675
                                                                              ------------------      ------------------
      Total current liabilities                                                      10,536,625               9,927,942

    Long-term debt, less current portion                                              1,253,419                 977,213

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value, 5,000,000 shares authorized;                           --                      --
      none issued or outstanding.
    Common stock, $.001 par value, 20,000,000 shares authorized; 9,915,570 and
      9,885,576 shares issued and outstanding at
      December 31, 1998 and September 30, 1998, respectively                              9,916                   9,886
    Additional paid-in capital                                                       73,885,098              73,807,327
    Deficit accumulated during the development stage                                (52,134,829)            (42,686,624)
    Deferred compensation                                                                (8,279)                (14,159)
                                                                              ------------------      ------------------
      Total stockholders' equity                                                     21,751,906              31,116,430
                                                                              ------------------      ------------------
         Total liabilities and stockholders' equity                                $ 33,541,950            $ 42,021,585
                                                                              ------------------      ------------------
                                                                              ------------------      ------------------

SEE NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS (UNAUDITED)

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)



                                                        Three Months Ended                       October 23, 1989
                                                            December 31                           (inception) to
                                                   1998                   1997                     December 31, 1998
                                              ----------------       ----------------           ------------------------

Research revenue                                 $     88,000           $        --                  $   3,214,751

Operating expenses:
     Research and development                       8,779,013              2,909,584                    44,280,085
     Business development
        and marketing                                 453,331                121,845                     2,379,440
     General and administrative                       693,974                628,631                    12,704,917
                                              ----------------       ----------------           -------------------
        Total operating expenses                    9,926,318              3,660,060                    59,364,442


 Other income (expense):
     Investment income                                428,820                528,416                     3,891,177
     Interest expense                                 (38,707)               (18,662)                   (2,109,179)
     Other expense                                         --                     --                      (191,164)
     Gain on sale of subsidiary                            --                     --                     2,288,474
                                              ----------------       ----------------           -------------------
        Total other income (expense)                  390,113                509,754                     3,879,308
                                              ----------------       ----------------           -------------------

 Discontinued operations:
     Loss from operation of discontinued
        diagnostic division                                --                     --                      (347,608)
     Gain on sale of diagnostic division                   --                     --                       483,162
                                              ----------------       ----------------           -------------------

 Net loss                                        $ (9,448,205)          $ (3,150,306)                $ (52,134,829)
                                              ----------------       ----------------           -------------------


 Net loss per share of common stock              $      (0.95)          $      (0.37)
                                              ----------------       ----------------


Weighted average shares outstanding                 9,902,900              8,583,517
                                              ----------------       ----------------


SEE NOTES TO FINANCIAL STATEMENTS


STATEMENTS OF CASH FLOWS

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)


                                                                   Three Months Ended                   October 23, 1989

                                                                       December 31                       (inception) to

                                                                 1998             1997                 December 31, 1998
OPERATING ACTIVITIES:
 Net loss                                                     $ (9,448,205)     $ (3,150,306)          $ (52,134,829)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
      Depreciation and amortization                                158,437            80,770               1,609,890
      Amortization of premium on investments                        72,272            32,223                 358,217
      Stock options issued as compensation                           5,880            14,110                 534,062
      Stock contributions to 401(k) plan                            13,811                --                  40,418
      Net book value of disposed assets                              2,551               481                 209,915
      Loss on write-off of patents                                      --                --                 262,262
      Gain on sale of subsidiary                                        --                --              (2,288,474)
      Loss on write-off of  receivable from related party               --                --                 147,803
      Other                                                             --                --                  51,701
      Gain on sale of diagnostic division                               --                --                (483,162)
      Loss on write-off of purchased research
         and development                                                --                --               2,646,166
      Cumulative effect of reorganization                               --                --               1,152,667
      Changes in operating assets and liabilities:
         Accrued interest and other current assets                  67,366          (429,190)             (2,231,455)
         Other assets and deposits                                       -           386,893                (376,960)
         Accounts payable                                          664,352            22,094               9,679,182
         Accrued expenses                                         (143,803)            3,568                 252,059
                                                              ------------      -----------            -------------
           Net cash used in operating activities               (8,607,339)       (3,039,357)            (40,570,538)

 INVESTING ACTIVITIES:
 Purchases of marketable securities                             (4,742,985)      (12,821,105)            (66,225,102)
 Maturities of marketable securities                             9,650,000         3,144,500              46,295,050
 Additions to patents and licenses                                (384,269)          (37,260)             (3,092,056)
 Purchases of property and equipment                              (140,164)          (23,887)             (2,851,445)
 Cash acquired in acquisition of business                               --                --                 985,356
 Proceeds from sale of diagnostic division                              --                --                 496,555
                                                              ------------      -----------            -------------
      Net cash provided (used) by investing activities           4,382,582        (9,737,752)            (24,391,642)

 FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock
      and warrants                                                  63,990        34,870,402              65,185,830
 Proceeds from issuance of notes payable and
      long-term debt                                               444,434            51,981               6,432,077
 Payments on notes payable and long-term debt                      (80,095)          (44,021)             (3,374,510)
 Proceeds from issuance of notes payable to
      related parties                                                   --                --               4,982,169
 Payments on notes payable to related parties                           --                --              (1,329,885)
 Net proceeds from issuance of preferred stock                          --                --                 487,500
                                                             -------------      ------------           -------------
      Net cash provided by financing activities                    428,329        34,878,362              72,383,181
                                                              ------------      ------------           -------------
 Net increase (decrease) in cash and cash equivalents           (3,796,428)       22,101,253               7,421,001

 Cash and cash equivalents at beginning of period               11,217,429           447,523                      --
                                                              ------------      -----------            -------------
 Cash and cash equivalents at end of period                    $ 7,421,001      $ 22,548,776             $ 7,421,001
                                                              ------------      -----------            -------------
                                                              ------------      -----------            -------------

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

In the opinion of the Company, the unaudited financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of December 31, 1998 and September 30, 1998, and the results of operations for the three months ended December 31, 1998 and 1997 and from inception (October 23, 1989) to December 31, 1998. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the financial statements and footnotes thereto for the year ended September 30, 1998.

2.  NET LOSS PER SHARE OF COMMON STOCK

In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS 128"), net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share, calculated by including the additional common shares issuable upon exercise of outstanding options and warrants in the weighed average share calculation, is not presented as these securities are antidilutive.


3.  LINE OF CREDIT AGREEMENT

In March 1997 the Company entered into a line of credit agreement with a bank. Under the agreement the Company was permitted to borrow up to $900,000 during 1997 to fund qualified equipment purchases. At January 1, 1998, $718,620 in outstanding advances under the line of credit converted to a term loan payable in equal installments over 48 months, including interest at prime plus 0.5%. In 1998 the line of credit agreement was amended to permit the Company to borrow up to an additional $1,000,000 during 1998. At January 1, 1999, $983,619 in outstanding advances under the amended line of credit converted to a term loan payable in 48 equal installments, including interest at prime plus 0.25%. Both term loans are secured by all assets of the Company.

4.  STOCKHOLDERS' EQUITY

SHARES ISSUED UPON EXERCISE OF COMMON STOCK OPTIONS AND WARRANTS - During the three months ended December 31, 1998 the Company issued 21,330 and 7,794 shares of common stock upon the exercise of warrants and options, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING CASH REQUIREMENTS. SUCH STATEMENTS ARE ONLY PREDICTIONS AND THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED OR PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO DIFFERENCES INCLUDE RISKS ASSOCIATED WITH CLINICAL TRIALS AND PRODUCT DEVELOPMENT, REGULATORY APPROVAL AND GOVERNMENT REGULATION OF THE COMPANY'S PRODUCTS, THE NEED FOR ADDITIONAL FUNDS AND THE UNCERTAINTY OF ADDITIONAL FUNDING AND DEPENDENCE ON COLLABORATIVE PARTNERS. THESE FACTORS AND OTHERS ARE MORE FULLY DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

RESEARCH REVENUE - Research revenue consisting of collaborative support related to the Company's MAXAMINE clinical trials totaled $88,000 for the quarter ended December 31, 1998. There were no such revenues earned for the quarter ended December 31, 1997.

RESEARCH AND DEVELOPMENT EXPENSES - For the quarter ended December 31, 1998, research and development expenses were $8,779,000, an increase of $5,869,000, or 202%, over the same period in the prior year. This increase was primarily attributable to increased activity related to late-stage cancer clinical trials of MAXAMINE, including clinical trial site and contract research organization costs, hiring additional clinical and development personnel, and other clinical costs. These clinical trials include a Phase III clinical trial in malignant melanoma commenced in the United States in July 1997, an international Phase III malignant melanoma clinical trial commenced in November 1997, and an international Phase III clinical trial in acute myelogenous leukemia commenced in February 1998.

BUSINESS DEVELOPMENT AND MARKETING AND GENERAL AND ADMINISTRATIVE EXPENSES - Business development and marketing expenses for the quarter ended December 31, 1998 were $453,000, an increase of $331,000, or 272%, over the same quarter of the prior year. This increase was due to additional personnel and other resources devoted to preparation for the potential market launch of MAXAMINE, including corporate partnering efforts, market evaluations and third-party reimbursement evaluations. For the quarter ended December 31, 1998, general and administrative expenses were $694,000, an increase of 10%, over the same period in the prior year due to general expenses associated with the Company's expanded operations.

OTHER INCOME (EXPENSE) - Investment income was $429,000 for the quarter ended December 31, 1998, a decrease of $100,000, or 19%, from the same period in the prior year. This decrease is a result of a reduction in the principal balance of interest-bearing investments used to finance the operations of the Company. Interest expense for the quarter ended December 31, 1998 was $39,000, approximately double the $19,000 in expense recorded in the same quarter in the prior year. This increase was primarily attributable to interest incurred on additional advances made under the Company's line of credit agreement used to finance qualified equipment purchases.

NET LOSS - Net loss for the quarter ended December 31, 1998 totaled $9,448,000, an increase of $6,386,000, or 203%, over the prior year. The increase was due to the expansion of research and development and general corporate activities described above. Net loss per share of common stock for the three month period ended December 31, 1998 was $0.95, an increase of $0.58 per share over the same period of the prior year, due to the increase in net loss for the year offset partially by an increase in the number of shares of common stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company, as a development stage enterprise, anticipates incurring substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on its ongoing and planned clinical trials, other research and development activities, and business development and general corporate expenses associated with these activities. The Company has financed its operations primarily through the sale of its equity securities, including an initial public offering in July 1996 and an international follow-on public offering in October 1997 which provided net proceeds to the Company of approximately $22.3 million (including amounts received on the exercise of warrants) and $34.7 million, respectively.

As of December 31, 1998, the Company had cash, cash equivalents and investments totaling approximately $27 million. For the quarter ended December 31, 1998, net cash used in the Company's operating activities was approximately $8.6 million. The Company expects that its cash requirements may increase in future periods as it conducts additional research and development activities including clinical trials, other research and development activities, and efforts associated with the commercial launch of any products that are approved for sale by government regulatory bodies. Among the activities that may result in an increase in cash requirements are three Phase III cancer clinical trials of MAXAMINE currently underway.

The Company's cash requirements may vary materially from those now planned because of the results and scope of clinical trials and other research and development activities, the time required to obtain regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, the ability of the Company to establish marketing alliances and collaborative arrangements and the cost of the Company's internal marketing activities. As a result of these factors, it is difficult to predict accurately the timing and amount of the Company's cash requirements. In order to successfully commercialize any of its products, the Company expects that it will ultimately be required to seek additional funds through public or private financings or collaborative arrangements with corporate partners. The issuance of additional equity securities could result in substantial dilution to the Company's stockholders. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. The failure to fund its capital requirements would have a material adverse effect on the Company's business, financial condition and results of operations. The Company has never paid a cash dividend and does not contemplate the payment of cash dividends in the foreseeable future.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 issue is related to computer software utilizing two digits rather than four to define the appropriate year. As a result, any of the Company's computer programs or any of the Company's suppliers or vendors that have date sensitive software may incur system failures or generate incorrect data if "00" is recognized as 1900 rather than 2000.

The Company has determined that the computer systems utilized internally in its daily operations are Year 2000 compliant. The Company is in the process of verifying whether its major suppliers, service providers and financial institutions are Year 2000 compliant and expects to complete this review by March 31, 1999. The total cost of this process is expected to be less than $50,000. Although the Company has no material systems that interface directly with third party systems, there can be no assurance that the systems and networks of its key suppliers and service providers will not be affected by the Year 2000 issues, which could have an adverse effect on the Company's business, operating results and financial condition. In particular, the Company has engaged several third parties to retain and maintain all of the clinical, statistical and other information related to the Company's clinical trials. These third parties have indicated that they are aggressively working to identify and remediate any Year 2000 issues they may have, and that they expect to have any necessary remediation completed by December 1999. However, in the event these third parties' Year 2000 compliance efforts are unsuccessful, data relating to the Company's clinical trials could be destroyed or corrupted, which could have a material adverse effect on the Company's business, operating results and financial condition. In an effort to minimize the potential risks of the failure of such third parties' Year 2000 efforts, the Company intends to archive data, both in electronic and paper formats, through December 1999, after which paper backup will be used. The Company's archival records will be updated on a monthly basis.

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

PART II-OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) For the quarter ended December 31, 1998, the Company issued 21,330 shares of Common Stock upon exercise of warrants at a price per share of $3.00. The Company issued such shares in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

(d) Of the net offering proceeds to the Company of $22,336,000, including $18,220,000 received at the time of the initial public offering and $4,116,000 received upon subsequent exercises of Redeemable Warrants, through December 31, 1998, the following payments have been made:

                                                                           (A)                        (B)
Purchase and installation of                                                                    1,241,000
machinery and equipment

Repayment of indebtedness                                              289,000                    875,000

Interest earning bonds and securities                                                                  --

Research and development expenses                                                              15,396,000

Business development expenses                                                                     977,000

General and administrative                                                                      2,637,000

Intellectual property                                                                             921,000

(A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.
(B)  Direct or indirect payments to others.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)       EXHIBITS

EXHIBIT NUMBER                          DESCRIPTION OF EXHIBIT

    10.15 (1)                           Employment  Agreement  dated  October 1, 1998  between the  Registrant  and
                                        Kurt R. Gehlsen

    10.16 (1)                           Employment  Agreement  dated  October 1, 1998  between the  Registrant  and
                                        Dale A. Sander

    10.17 (1)                           Employment  Agreement  dated  November 9, 1998 between the  Registrant  and
                                        Larry G. Stambaugh

    10.23 (1)                           Employment  Agreement  dated  October 1, 1998  between the  Registrant  and
                                        Geoffrey B. Altman

    10.25                               License Agreement dated November 6, 1998, among
                                        the Registrant, Professional Pharmaceutical, Inc.,
                                        Bruce A. Jack, D.D.S. and B. Thomas White, R.PH.



     27.1                              Financial Data Schedule


(1) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K (File No. 1-4430) for the year ended September 30, 1998




B.)      REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1998.


















Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Maxim Pharmaceuticals,  Inc.


Date:  February 8, 1999             /s/ DALE A. SANDER
                                    -----------------------------------
                                    Dale A. Sander
                                    Chief Financial Officer
                                    (Principal Accounting Officer and Officer
                                    duly authorized to sign this report on
                                    behalf of the registrant)