Form 10-Q
period 1999-03-31
MAXIM PHARMACEUTICALS INC
filed 1999-05-07
CIK 1013351

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.  20549

                                     FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                        For the Quarter Ended March 31, 1999

                                         or

     [ ] Transition report pursuant to Section 13 or 15(d) of Securities
         Exchange Act of 1934


                           Commission file number 1-14430
                                                  -------

                            MAXIM PHARMACEUTICALS, INC.
               (Exact name of registrant as specified in its charter)



              Delaware                                87-0279983
    -----------------------------------------------------------------------
    (State of incorporation)           (I.R.S. Employer Identification No.)


    8899 University Center Lane, Suite 400, San Diego, CA           92122
    -----------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)

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

As of May 7, 1999, the registrant had 10,199,544 shares of Common Stock, $.001 par value, outstanding.

                            MAXIM PHARMACEUTICALS, INC.
                           (A Development Stage Company)

                                       INDEX

Part I - Financial Information                                            Page
------------------------------                                            ----
    Item 1.   Financial Statements

              Balance Sheets -
              March 31, 1999 (unaudited) and September 30, 1998. . . . . .  1

              Statements of Operations (unaudited) -
              Three Months and Six Months Ended March 31, 1999 and 1998
              and from Inception (October 23, 1989) to
              March 31, 1999 . . . . . . . . . . . . . . . . . . . . . . .  2

              Statements of Cash Flows (unaudited) -
              Six Months Ended March 31, 1999 and 1998
              and from Inception (October 23, 1989) to
              March 31, 1999 . . . . . . . . . . . . . . . . . . . . . . .  3

              Notes to Financial Statements. . . . . . . . . . . . . . . .  4


    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . . . . . . .  5


    Item 3.   Quantitative and Qualitative Disclosures About
              Market Risk. . . . . . . . . . . . . . . . . . . . . . . . .  7


Part II - Other Information
---------------------------


    Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . .  8


    Item 4.   Submission of Matters to a Vote of Security Holders. . . . .  8


    Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  8


SIGNATURE      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

PART I:

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS

MAXIM PHARMACEUTICALS, INC.  (A DEVELOPMENT STAGE COMPANY)


                                                                      MARCH 31, 1999           September 30, 1998
                                                                      --------------           ------------------
                                                                        (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                          $  4,570,258              $ 11,217,429
     Short-term investments in marketable securities                      12,825,955                21,031,568
     Accrued interest and other current assets                             2,684,390                 2,491,308
                                                                        ------------              ------------
          Total current assets                                            20,080,603                34,740,305

Investments in marketable securities                                       2,507,001                 3,519,554
Patents and licenses, net                                                  2,177,496                 1,839,167
Property and equipment, net                                                1,661,173                 1,693,402
Deposits and other assets                                                    396,489                   229,157
                                                                        ------------              ------------
          Total assets                                                  $ 26,822,762              $ 42,021,585
                                                                        ------------              ------------
                                                                        ------------              ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                   $ 10,836,770              $  9,014,831
     Accrued expenses                                                      1,008,580                   374,652
     Note payable                                                            129,037                   176,784
     Current portion of long-term debt                                       479,299                   361,675
                                                                        ------------              ------------
          Total current liabilities                                       12,453,686                 9,927,942

Long-term debt, less current portion                                       1,149,042                   977,213

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 5,000,000 shares authorized;                -                         -
          none issued or outstanding.
     Common stock, $.001 par value,  20,000,000 shares authorized;
          10,199,544 and 9,885,576 shares issued and outstanding at
          March 31, 1999 and September 30, 1998, respectively                 10,200                     9,886
     Additional paid-in capital                                           75,036,640                73,807,327
     Deficit accumulated during the development stage                    (61,820,305)              (42,686,624)
     Deferred compensation                                                    (6,501)                  (14,159)
                                                                        ------------              ------------
          Total stockholders' equity                                      13,220,034                31,116,430
                                                                        ------------              ------------
               Total liabilities and stockholders' equity               $ 26,822,762              $ 42,021,585
                                                                        ------------              ------------
                                                                        ------------              ------------


See Notes to Financial Statements

STATEMENTS OF OPERATIONS (UNAUDITED)

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)


                                                  Three Months Ended                 Six Months Ended              October 23, 1989
                                                       March 31                           March 31                  (inception) to
                                                1999             1998           1999                1998            March 31, 1999
                                           ---------------  -------------  ------------------  ---------------     ----------------
Research revenue                             $     95,000    $         -      $    183,000        $         -         $  3,309,751
Operating expenses:
     Research and development                   8,649,746      3,493,278        17,428,759          6,402,861           52,929,831
     Business development
          and marketing                           439,164        192,775           892,495            314,620            2,818,604
     General and administrative                   925,101        720,608         1,619,075          1,349,239           13,630,018
                                             ------------    -----------      ------------        -----------         ------------
          Total operating expenses             10,014,011      4,406,661        19,940,329          8,066,720           69,378,453

Other income (expense):
     Investment income                            271,847        656,585           700,667          1,185,001            4,163,024
     Interest expense                             (38,312)       (18,371)          (77,019)           (37,033)          (2,147,491)
     Other expense                                      -              -                 -                  -             (191,164)
     Gain on sale of subsidiary                         -              -                 -                  -            2,288,474
                                             ------------    -----------      ------------        -----------         ------------
          Total other income (expense)            233,535        638,214           623,648          1,147,968            4,112,843
                                             ------------    -----------      ------------        -----------         ------------

Discontinued operations:
     Loss from operation of discontinued
          diagnostic division                           -              -                 -                  -             (347,608)
     Gain on sale of diagnostic division                -              -                 -                  -              483,162
                                             ------------    -----------      ------------        -----------         ------------

Net loss                                     $ (9,685,476)   $(3,768,447)     $(19,133,681)       $(6,918,752)        $(61,820,305)
                                             ------------    -----------      ------------        -----------         ------------
                                             ------------    -----------      ------------        -----------         ------------

Net loss per share of common stock           $      (0.97)   $     (0.41)     $      (1.92)       $     (0.78)
                                             ------------    -----------      ------------        -----------
                                             ------------    -----------      ------------        -----------

Weighted average shares outstanding            10,007,096      9,248,908         9,954,425          8,912,557
                                             ------------    -----------      ------------        -----------
                                             ------------    -----------      ------------        -----------

See Notes to Financial Statements

STATEMENTS OF CASH FLOWS

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)

                                                                      Six Months Ended
                                                                           March 31                 October 23, 1989
                                                               --------------------------------      (inception) to
                                                                   1999                1998          March 31, 1999
                                                               ------------        ------------      --------------
OPERATING ACTIVITIES:
Net loss                                                       $(19,133,681)       $ (6,918,752)       $(61,820,305)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation and amortization                                  326,905             168,497           1,778,358
     Amortization of premium on investments                         137,255              61,367             423,200
     Stock options issued as compensation                           128,345              21,658             656,527
     Stock contributions to 401(k) plan                              32,309                   -              58,916
     Net book value of disposed assets                                2,922                 481             210,286
     Loss on write-off of patents                                         -                   -             262,262
     Gain on sale of subsidiary                                           -                   -          (2,288,474)
     Loss on write-off of  receivable from related party                  -                   -             147,803
     Other                                                                -                   -              51,701
     Gain on sale of diagnostic division                                  -                   -            (483,162)
     Loss on write-off of purchased research
          and development                                                 -                   -           2,646,166
     Cumulative effect of reorganization                                  -                   -           1,152,667
     Changes in operating assets and liabilities:
          Accrued interest and other current assets                (193,082)         (1,566,604)         (2,491,903)
          Deposits and other assets                                (167,332)            329,200            (544,292)
          Accounts payable                                        1,821,939           1,768,143          10,836,769
          Accrued expenses                                          633,928             162,551           1,029,790
                                                               ------------        ------------       -------------
               Net cash used in operating activities            (16,410,492)         (5,973,459)        (48,373,691)


INVESTING ACTIVITIES:
Purchases of marketable securities                               (6,978,089)        (25,662,576)        (68,460,206)
Maturities of marketable securities                              16,059,000           9,733,500          52,704,050
Additions to patents and licenses                                  (437,697)            (89,418)         (3,145,484)
Purchases of property and equipment                                (198,231)           (304,766)         (2,909,512)
Cash acquired in acquisition of business                                  -                   -             985,356
Proceeds from sale of diagnostic division                                 -                   -             496,555
                                                               ------------        ------------       -------------
     Net cash provided (used) by investing activities             8,444,983         (16,323,260)        (20,329,241)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock
     and warrants                                                 1,076,632          35,022,235          66,198,472
Proceeds from issuance of notes payable and
     long-term debt                                                 444,434              72,180           6,432,077
Payments on notes payable and long-term debt                       (202,728)           (119,340)         (3,497,143)
Proceeds from issuance of notes payable to
     related parties                                                      -                   -           4,982,169
Payments on notes payable to related parties                              -                   -          (1,329,885)
Net proceeds from issuance of preferred stock                             -                   -             487,500
                                                               ------------        ------------       -------------
     Net cash provided by financing activities                    1,318,338          34,975,075          73,273,190
                                                               ------------        ------------       -------------
Net increase (decrease) in cash and cash equivalents             (6,647,171)         12,678,356           4,570,258

Cash and cash equivalents at beginning of period                 11,217,429             447,523                   -
                                                               ------------        ------------       -------------

Cash and cash equivalents at end of period                     $  4,570,258        $ 13,125,879       $   4,570,258
                                                               ------------        ------------       -------------
                                                               ------------        ------------       -------------


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

In the opinion of the Company, the unaudited financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of March 31, 1999 and September 30, 1998, and the results of operations for the three months and six months ended March 31, 1999 and 1998 and from inception (October 23, 1989) to March 31, 1999. The results of operations for the three months and six months ended March 31, 1999 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K/A for the year ended September 30, 1998.

2.  NET LOSS PER SHARE OF COMMON STOCK

In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS 128"), net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share, calculated by including the additional common stock issuable upon exercise of outstanding options and warrants in the weighed average share calculation, is not presented as these securities are antidilutive.

3.  LINE OF CREDIT AGREEMENT

In March 1997 the Company entered into a line of credit agreement with a bank. Under the agreement, the Company was permitted to borrow up to $900,000 during 1997 to fund qualified equipment purchases. At January 1, 1998, $718,620 in outstanding advances under the line of credit converted to a term loan payable in equal installments over 48 months, including interest at prime plus 0.5%. In 1998 the line of credit agreement was amended to permit the Company to borrow up to an additional $1,000,000 during calendar 1998. At January 1, 1999, $983,619 in outstanding advances under the amended line of credit converted to a term loan payable in 48 equal installments, including interest at prime plus 0.25%. Both term loans are secured by all assets of the Company.

4.  STOCKHOLDERS' EQUITY

SHARES ISSUED UPON EXERCISE OF COMMON STOCK OPTIONS AND WARRANTS - During the six months ended March 31, 1999 the Company issued 83,461 and 228,127 shares of common stock upon the exercise of warrants and options, respectively.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING CASH REQUIREMENTS. SUCH STATEMENTS ARE ONLY PREDICTIONS, AND THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED OR PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO DIFFERENCES INCLUDE RISKS ASSOCIATED WITH CLINICAL TRIALS AND PRODUCT DEVELOPMENT, REGULATORY APPROVAL AND GOVERNMENT REGULATION OF THE COMPANY'S PRODUCTS, THE NEED FOR ADDITIONAL FUNDS AND THE UNCERTAINTY OF ADDITIONAL FUNDING AND DEPENDENCE ON COLLABORATIVE PARTNERS. THESE FACTORS AND OTHERS ARE MORE FULLY DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998

RESEARCH REVENUE - Research revenue consisting of collaborative support related to the Company's MAXAMINE clinical trials totaled $95,000 for the quarter ended March 31, 1999. Research revenue for the six month period ended March 31, 1999 totaled $183,000. There were no such revenues earned in the prior year.

RESEARCH AND DEVELOPMENT EXPENSES - For the quarter ended March 31, 1999, research and development expenses were $8,650,000, an increase of $5,156,000, or 148%, over the same period in the prior year. This increase was primarily attributable to increased activity related to late-stage cancer clinical trials of MAXAMINE, including clinical trial site and contract research organization costs, hiring additional clinical and development personnel, and other clinical costs. These clinical trials include a Phase III clinical trial in malignant melanoma commenced in the United States in July 1997, an international Phase III malignant melanoma clinical trial commenced in November 1997, and a global Phase III clinical trial in acute myelogenous leukemia commenced in February 1998.

For the six months ended March 31, 1999, research and development costs were $17,429,000, an increase of $11,026,000, or 172%, over the same period of the prior year. The increase resulted from the Phase III clinical trial efforts described above.

BUSINESS DEVELOPMENT AND MARKETING AND GENERAL AND ADMINISTRATIVE EXPENSES -Business development and marketing expenses for the quarter ended March 31, 1999 were $439,000, an increase of $246,000, or 128%, over the same quarter of the prior year. This increase was due to additional personnel and other resources devoted to preparation for the potential market launch of MAXAMINE, including corporate partnering efforts, market evaluations and third-party reimbursement evaluations. For the quarter ended March 31, 1999, general and administrative expenses were $925,000, an increase of $204,000, or 28%, over the same period in the prior year due to general expenses associated with the Company's expanded operations.

Business development costs for the six month period ended March 31, 1999 totaled $892,000, an increase of $578,000, or 184%, over the same period of the prior year. General and administrative expenses for the six month period ended March 31, 1999 were $1,619,000, an increase of $270,000, or 20% over the same period of the prior year. Both of these increases resulted from the expanded activities described above.

OTHER INCOME (EXPENSE) - Investment income was $272,000 for the quarter ended March 31, 1999, a decrease of $385,000, or 59%, from the same period in the prior year. This decrease is a result of a reduction in the principal balance of interest-bearing investments used to finance the operations of the Company. Interest expense for the quarter ended March 31, 1999 was $38,000, approximately double the $18,000 in interest expense recorded in the same quarter in the prior year. This increase was primarily attributable to interest incurred on additional advances made under the Company's line of credit agreement used to finance qualified equipment purchases.

Investment income totaled $701,000 for the six month period ended March 31, 1999, compared to $1,185,000 for the same period of the prior year. The decrease of $484,000, or 41%, resulted from the reduction in principal balance on interest-bearing securities described above. Interest expense for the six month period ended March 31, 1999 totaled $77,000, an increase of $40,000, or 108%, over the same period of the prior year as a result of the interest incurred on the additional advances also described above.

NET LOSS - Net loss for the quarter ended March 31, 1999 totaled $9,685,000, an increase of $5,917,000, or 157%, over the prior year. The increase was due to the expansion of research and development and general corporate activities described above. Net loss per share of common stock for the three month period ended March 31, 1999 was $0.97, an increase of $0.56 per share over the same period of the prior year, due to the increase in net loss for the year offset partially by an increase in the number of shares of common stock outstanding.

Net loss for the six months ended March 31, 1999 totaled $19,134,000, an increase of $12,215,000, or $177%, over the same period of the prior year. Net loss per share of common stock for the six month period was $1.92, a 146% increase over the loss of $0.78 per share for the same period of the prior year.

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

As of March 31, 1999, the Company had cash, cash equivalents and investments totaling approximately $19.9 million. For the six months ended March 31, 1999, net cash used in the Company's operating activities was approximately $16.4 million. The Company expects that its cash requirements may increase in future periods as it conducts additional research and development activities including clinical trials, other research and development activities, and efforts associated with the commercial launch of any products that are approved for sale by government regulatory bodies. Among the activities that may result in an increase in cash requirements are three Phase III cancer clinical trials of MAXAMINE currently underway. The Company plans to pursue the issuance of additional equity securities, and to pursue corporate marketing alliances and collaborative agreements to meet its cash requirements.

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

The Company has determined that the computer systems utilized internally in its daily operations are Year 2000 compliant. The Company is in the process of verifying whether its major suppliers, service providers and financial institutions are Year 2000 compliant and expects to complete this review by June 30, 1999. The total cost of this process is expected to be less than $50,000. Although the Company has no material systems that interface directly with third party systems, there can be no assurance that the systems and networks of its key suppliers and service providers will not be affected by the Year 2000 issues, which could have an adverse effect on the Company's business, operating results and financial condition. In particular, the Company has engaged several third parties to retain and maintain all of the clinical, statistical and other information related to the Company's clinical trials. These third parties have indicated that they are aggressively working to identify and remediate any Year 2000 issues they may have, and that they expect to have any necessary remediation completed by December 1999. However, in the event these third parties' Year 2000 compliance efforts are unsuccessful, data relating to the Company's clinical trials could be destroyed or corrupted, which could have a material adverse effect on the Company's business, operating results and financial condition. In an effort to minimize the potential risks of the failure of such third parties' Year 2000 efforts, the Company intends to archive data, both in electronic and paper formats, through December 1999, after which paper backup will be used. The Company's archival records will be updated on a monthly basis

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company invests its excess cash in interest-bearing investment-grade securities that are held for the duration of the term of the respective instrument. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, management believes that, while the investment-grade securities the Company holds are subject to changes in the financial standing of the issuer of such securities, it is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

PART II-OTHER INFORMATION
-------------------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the quarter ended March 31, 1999, the Company issued 62,131 shares of Common Stock upon exercise of warrants at a price per share of $3.00. The Company issued such shares in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on February 19, 1999, the following matters were voted on and approved:

1. One Director was elected to the Board of Directors to hold office for a three-year term or until his successor is elected and qualified. The following person was elected: Colin B. Bier, Ph.D. 8,364,010 shares of Common Stock, or 99.95% of the shares voting, voted in favor of the foregoing individual. There were no votes against the foregoing individual and 3,886, or 0.05% of the shares voting, abstained. The term of office of the remaining four Directors, Theodor H. Heinrichs, Per-Olof Martensson, F. Duwaine Townsen and Mr. Larry G. Stambaugh continued after the meeting.


2. The Board of Directors' selection of KPMG LLP as the Company's independent public accountants for the fiscal year ended September 30, 1999 was ratified. 8,365,050 shares of Common Stock, or 99.97% of the shares voting, voted in favor of the proposal. 766 shares, or 0.01% of the voting shares, voted against the proposal, and 2,080 shares, or 0.02% of the voting shares, abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

b)   EXHIBITS

Exhibit Number                Description of Exhibit
--------------                ----------------------

     27.1                     Financial Data Schedule



b)   REPORTS ON FORM 8-K

No reports on Form  8-K were filed during the quarter ended March 31, 1999.









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Maxim Pharmaceuticals,  Inc.


Date:  May 7, 1999            /s/ Dale A. Sander
                              -------------------------
                              Dale A. Sander
                              Chief Financial Officer
                              (Principal Accounting Officer and Officer
                              duly authorized to sign this report on
                              behalf of the registrant)