Form 10-Q
period 1999-06-30
MAXIM PHARMACEUTICALS INC
filed 1999-08-13
CIK 1013351

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


    [ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                       For the Quarter Ended June 30, 1999

                                       or

  [ ] Transition report pursuant to Section 13 or 15(d) of Securities Exchange
      Act of 1934


                         Commission file number 1-14430
                                                -------


                           MAXIM PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)



                Delaware                                 87-0279983
       -------------------------------------------------------------------------
       (State of incorporation)             (I.R.S. Employer Identification No.)


           8899 University Center Lane, Suite 400, San Diego, CA 92122
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (858) 453-4040
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
As of August 13, 1999, the registrant had 10,203,600 shares of Common Stock, $.001 par value, outstanding.

                              MAXIM PHARMACEUTICALS, INC.
                             (A Development Stage Company)



                                     INDEX


PART I - FINANCIAL INFORMATION                                                           PAGE
------------------------------                                                           ----

    Item 1. Financial Statements

          Balance Sheets - June 30, 1999 (unaudited) and September 30, 1998................1

          Statements of Operations (unaudited) - Three Months and Nine Months
          Ended June 30, 1999 and 1998 and from Inception (October 23, 1989) to
          June 30, 1999....................................................................2

          Statements of Cash Flows (unaudited) Nine Months Ended June 30, 1999 and 1998 and from Inception (October 23, 1989) to June 30, 1999 .................3

          Notes to Financial Statements....................................................4


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations......................................................................5


Item 3. Quantitative and Qualitative Disclosures About Market Risk.........................7


PART II - OTHER INFORMATION
---------------------------

     Item 2. Changes in Securities and Use of Proceeds.....................................8


     Item 4. Submission of Matters to a Vote of Security Holders...........................8


     Item 6. Exhibits and Reports on Form 8-K..............................................8


SIGNATURE .................................................................................9


BALANCE SHEETS

Maxim Pharmaceuticals, Inc.  (A Development Stage Company)


                                                                    JUNE 30, 1999  SEPTEMBER 30, 1998
                                                                    -------------  ------------------
                                                                     (Unaudited)

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                        $  1,995,731        $ 11,217,429
    Short-term investments in marketable securities                     3,830,083          21,031,568
    Accrued interest and other current assets                           2,225,945           2,491,308
                                                                     ------------  ------------------
         Total current assets                                           8,051,759          34,740,305

Investments in marketable securities                                    1,900,000           3,519,554
Patents and licenses, net                                               2,166,523           1,839,167
Property and equipment, net                                             1,581,675           1,693,402
Deposits and other assets                                               1,205,656             229,157
                                                                     ------------  ------------------
         Total assets                                                $ 14,905,613        $ 42,021,585
                                                                     ------------  ------------------
                                                                     ------------  ------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                 $  8,118,940        $  9,014,831
    Accrued expenses                                                    1,830,571             374,652
    Note payable                                                          104,359             176,784
    Current portion of long-term debt                                     479,962             361,675
                                                                     ------------  ------------------
      Total current liabilities                                        10,533,83            9,927,942

    Long-term debt, less current portion                                1,028,799             977,213

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value, 5,000,000 shares authorized;             --                  --
      none issued or outstanding
    Common stock, $.001 par value,  35,000,000 shares authorized;
      10,203,600 and 9,885,576 shares issued and outstanding at
      June 30, 1999 and September 30, 1998, respectively                   10,204               9,886
    Additional paid-in capital                                         75,089,237          73,807,327
    Deficit accumulated during the development stage                  (71,751,737)        (42,686,624)
    Deferred compensation                                                  (4,722)            (14,159)
                                                                     ------------  ------------------
      Total stockholders' equity                                        3,342,982          31,116,430
                                                                     ------------  ------------------
         Total liabilities and stockholders' equity                  $ 14,905,613        $ 42,021,585
                                                                     ------------  ------------------
                                                                     ------------  ------------------


See Notes to Financial Statements

STATEMENTS OF OPERATIONS (unaudited)

Maxim Pharmaceuticals, Inc. (A Development Stage Company)


                                               Three Months Ended                   Nine Months Ended            October 23, 1989
                                                    June 30                               June 30                  (inception) to
                                                1999             1998             1999               1998           June 30, 1999
                                       ----------------  ----------------  ------------------ -----------------  -----------------

Research and collaboration revenue      $      707,300    $            -    $        890,300   $             -    $      4,017,051

Operating expenses:
     Research and development                9,617,430         6,075,063          27,046,189        12,477,924          62,547,261
     Business development
        and marketing                          435,332           543,043           1,327,827           857,664           3,253,936
     General and administrative                704,164           615,808           2,323,239         1,965,047          14,334,182
                                       ----------------  ----------------  ------------------ ------------------ -----------------
        Total operating expenses            10,756,926         7,233,914          30,697,255        15,300,635          80,135,379


 Other income (expense):
     Investment income                         133,802           546,414             834,469         1,731,416           4,296,826
     Interest expense                          (35,526)          (22,016)           (112,545)          (59,049)         (2,183,017)
     Other income (expense)                     19,918                 -              19,918                 -            (171,246)
     Gain on sale of subsidiary                      -                 -                   -                 -           2,288,474
                                       ----------------  ----------------  ------------------ ------------------ -----------------
        Total other income (expense)           118,194           524,398             741,842         1,672,367           4,231,037
                                       ----------------  ----------------  ------------------ -----------------  -----------------

Discontinued operations:
  Loss from operation of discontinued
    diagnostic division                              -                 -                   -                 -            (347,608)
  Gain on sale of diagnostic division                -                 -                   -                 -             483,162
                                       ----------------  ----------------  ------------------ -----------------  -----------------

 Net loss                                 $ (9,931,432)     $ (6,709,516)      $ (29,065,113)     $(13,628,268)      $ (71,751,737)
                                       ----------------  ----------------  ------------------ -----------------  -----------------


 Net loss per share of common stock            $ (0.97)          $ (0.72)            $ (2.90)          $ (1.51)
                                       ----------------  ----------------  ------------------ ----------------


Weighted average shares outstanding         10,200,976         9,312,288          10,036,609         9,045,800
                                       ----------------  ----------------  ------------------ ----------------


See Notes to Financial Statements

STATEMENTS OF CASH FLOWS

Maxim Pharmaceuticals, Inc. (A Development Stage Company)


                                                                   Nine Months Ended
                                                                         June 30                     October 23, 1989
                                                            -----------------------------------       (inception) to
                                                                 1999             1998                 June 30, 1999
                                                            ---------------  ----------------        ----------------

OPERATING ACTIVITIES:
 Net loss                                                    $  (29,065,113)  $   (13,628,268)        $   (71,751,737)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
      Depreciation and amortization                                 498,181           277,312               1,949,634
      Amortization of premium on investments                        193,612            83,693                 479,557
      Stock options issued as compensation                          156,746            42,928                 684,928
      Stock contributions to 401(k) plan                             52,039                --                  78,646
      Net book value of disposed assets                               2,922               481                 210,286
      Loss on write-off of patents                                       --                --                 262,262
      Gain on sale of subsidiary                                         --                --              (2,288,474)
      Loss on write-off of  receivable from related party                --                --                 147,803
      Other                                                              --                --                  51,701
      Gain on sale of diagnostic division                                --                --                (483,162)
      Loss on write-off of purchased research
         and development                                                 --                --               2,646,166
      Cumulative effect of reorganization                                --                --               1,152,667
      Changes in operating assets and liabilities:
         Accrued interest and other current assets                  265,363        (1,509,249)             (2,033,458)
         Deposits and other assets                                 (976,499)          357,737              (1,353,459)
         Accounts payable                                          (895,891)        3,549,792               8,118,939
         Accrued expenses                                         1,455,919          (286,588)              1,851,781
                                                            ---------------  ----------------        ----------------
            Net cash used in operating activities               (28,312,721)      (11,112,162)            (60,275,920)

 INVESTING ACTIVITIES:
 Purchases of marketable securities                              (7,889,573)      (28,505,436)            (69,371,690)
 Maturities of marketable securities                             26,517,000        15,754,050              63,162,050
 Additions to patents and licenses                                 (477,969)         (159,923)             (3,185,756)
 Purchases of property and equipment                               (238,763)         (586,624)             (2,950,044)
 Cash acquired in acquisition of business                                --                --                 985,356
 Proceeds from sale of diagnostic division                               --                --                 496,555
                                                            ---------------  ----------------        ----------------
      Net cash provided (used) by investing activities           17,910,695       (13,497,933)            (10,863,529)

 FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock
      and warrants                                                1,082,881        35,234,886              66,204,721
 Proceeds from issuance of notes payable and
      long-term debt                                                444,434           504,160               6,432,077
 Payments on notes payable and long-term debt                      (346,987)         (180,669)             (3,641,402)
 Proceeds from issuance of notes payable to
      related parties                                                    --                --               4,982,169
 Payments on notes payable to related parties                            --                --              (1,329,885)
 Net proceeds from issuance of preferred stock                           --                --                 487,500
                                                            ---------------  ----------------        ----------------
      Net cash provided by financing activities                   1,180,328        35,558,377              73,135,180
                                                            ---------------  ----------------        ----------------
 Net increase (decrease) in cash and cash equivalents            (9,221,698)       10,948,282               1,995,731

 Cash and cash equivalents at beginning of period                11,217,429           447,523                      --
                                                            ---------------  ----------------        ----------------

 Cash and cash equivalents at end of period                  $    1,995,731     $  11,395,805         $     1,995,731
                                                            ---------------  ----------------        ----------------


See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)

1.   PRINCIPLES OF INTERIM PERIOD REPORTING

Maxim  Pharmaceuticals,   Inc.  (the  "Company")  has  not  earned
significant revenues from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7".)

In the opinion of the Company, the unaudited financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of June 30, 1999 and September 30, 1998, and the results of operations for the three months and nine months ended June 30, 1999 and 1998 and from inception (October 23, 1989) to June 30, 1999. The results of operations for the three months and nine months ended June 30, 1999 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K/A for the year ended September 30, 1998.

2.   NET LOSS PER SHARE OF COMMON STOCK

In accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share ("SFAS 128"), net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share, calculated by including the additional common stock issuable upon exercise of outstanding options and warrants in the weighed average share calculation, is not presented as these securities are antidilutive.

3.   LINE OF CREDIT AGREEMENT

At January 1, 1999, $983,619 in outstanding advances under an amended line of credit with a bank converted to a term loan payable in 48 equal installments, including interest at prime plus 0.25%. The loan is secured by all assets of the Company.

4.   STOCKHOLDERS' EQUITY

During the nine months ended June 30, 1999 the Company issued 85,544 and 228,127 shares of common stock upon the exercise of warrants and options, respectively.

5.   SUBSEQUENT EVENT - PRIVATE PLACEMENT

On July 20, 1999 the Company sold 206,874 shares of Series A Convertible Preferred Stock in a private transaction at a price of $97.25 per share. The Company received net proceeds of approximately $18.4 million after placement fees and other issuance costs. Each share of preferred stock is convertible into 10 shares of the Company's common stock at a fixed price of $9.725 per share of common stock, and 2,068,740 shares of common stock are issuable upon conversion of all of the preferred stock.

The preferred stock has a dividend of 12% payable in cash or in additional shares of preferred stock at the option of the holder. The Company may call for a mandatory conversion of the preferred stock into common stock after 90 days. The preferred shares were issued in a private transaction and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
 The Company is obligated under the terms of this transaction to file a registration statement within 30 days of the sale of the preferred stock to allow resale of the common stock issuable upon conversion of such shares. If such registration statement is not effective within 90 days after the closing of the sale of the preferred stock, the dividend rate on the preferred stock will increase to 15% until such registration statement becomes effective.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998

RESEARCH AND COLLABORATION REVENUE - Research revenue consisting of collaborative support and marketing fees for rights related to the Company's Maxamine clinical trials totaled $707,000 for the quarter ended June 30, 1999. Research revenue for the nine month period ended June 30, 1999 totaled $890,000. There were no such revenues earned in the prior year.

RESEARCH AND DEVELOPMENT EXPENSES - For the quarter ended June 30, 1999, research and development expenses were $9,617,000, an increase of $3,542,000, or 58%, over the same period in the prior year. This increase was primarily attributable to increased activity related to clinical trials of Maxamine, including clinical trial site and contract research organization costs, hiring additional clinical and development personnel, and other clinical costs. These clinical trials include a Phase III clinical trial in malignant melanoma commenced in the United States in July 1997, an international Phase III malignant melanoma clinical trial commenced in November 1997, a global Phase III clinical trial in acute myelogenous leukemia commenced in February 1998, and a European Phase II clinical trial in hepatitis C commenced in May 1999.

For the nine months ended June 30, 1999, research and development costs were $27,046,000, an increase of $14,568,000, or 117%, over the same period of the prior year. The increase resulted from the Phase III clinical trial efforts described above.

BUSINESS DEVELOPMENT AND MARKETING AND GENERAL AND ADMINISTRATIVE EXPENSES - Business development and marketing expenses for the quarter ended June 30, 1999 were $435,000, a decrease of $108,000, or 20%, from the same quarter of the prior year. This decrease was due to certain market research expenses incurred in the prior year's quarter that were completed prior to the current quarter. For the quarter ended June 30, 1999, general and administrative expenses were $704,000, an increase of $88,000, or 14%, over the same period in the prior year due to general expenses associated with the Company's expanded operations.

Business development costs for the nine month period ended June 30, 1999 totaled $1,328,000, an increase of $470,000, or 55%, over the same period of the prior year. This increase was due to additional personnel and other resources devoted to preparation for the potential market launch of Maxamine, including corporate partnering efforts, market evaluations and third-party reimbursement evaluations. General and administrative expenses for the nine month period ended June 30, 1999 were $2,323,000, an increase of $358,000, or 18% over the same period of the prior year. This increase resulted from the expanded activities described above.

OTHER INCOME (EXPENSE) - Investment income was $134,000 for the quarter ended June 30, 1999, a decrease of $413,000, or 76%, from the same period in the prior year. This decrease is a result of a reduction in the principal balance of interest-bearing investments used to finance the operations of the Company. Interest expense for the quarter ended June 30, 1999 was $36,000, an increase of $14,000, or 61%, over the same period of the prior year.

This increase was primarily attributable to interest incurred on additional advances made under the Company's line of credit agreement used to finance qualified equipment purchases.

Investment income totaled $834,000 for the nine month period ended June 30, 1999, compared to $1,731,000 for the same period of the prior year. The decrease of $897,000, or 52%, resulted from the reduction in principal balance on interest-bearing securities described above. Interest expense for the nine month period ended June 30, 1999 totaled $113,000, an increase of $53,000, or 91%, over the same period of the prior year as a result of the interest incurred on the additional advances also described above.

NET LOSS - Net loss for the quarter  ended June 30, 1999 totaled  $9,931,000, an increase of $3,222,000, or 48%, over the prior year. The increase was due to the expansion of research and development and general corporate activities described above. Net loss per share of common stock for the three month period ended June 30, 1999 was $0.97, a 35% increase over the loss of $0.72 per share for the same period of the prior year, due to the increase in net loss for the year offset partially by an increase in the number of shares of common stock outstanding.

Net loss for the nine months ended June 30, 1999 totaled $29,065,000, an increase of $15,437,000, or $113%, over the same period of the prior year. Net loss per share of common stock for the nine month period was $2.90, a 92% increase over the loss of $1.51 per share for the same period of the prior year, due to the increase in net loss for the year offset partially by an increase in the number of shares of common stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company, as a development stage enterprise, anticipates incurring substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on its ongoing and planned clinical trials, other research and development activities, and business development and general corporate expenses associated with these activities. The Company has financed its operations primarily through the sale of its equity securities, including an initial public offering in July 7, 1996 and an international follow-on public offering in October 1997 which provided net proceeds to the Company of approximately $22.3 million (including amounts received on the exercise of warrants) and $34.7 million, respectively.

As of June 30, 1999, the Company had cash, cash equivalents and investments totaling approximately $7.7 million. On July 26, 1999, the Company completed a private placement which provided net proceeds to the Company of approximately $18.4 million, resulting in total cash, cash equivalents and investments of $26.6 million on an as-adjusted basis. For the nine months ended June 30, 1999, net cash used in the Company's operating activities was approximately $28.3 million. The Company's cash requirements may fluctuate in future periods as it conducts additional research and development activities including clinical trials, other research and development activities, and efforts associated with the commercial launch of any products that are approved for sale by government regulatory bodies. Among the activities that may result in an increase in cash requirements are three Phase III cancer clinical trials and two Phase II clinical trials of Maxamine currently underway. The Company plans to pursue the issuance of additional equity securities, and to pursue corporate marketing alliances and collaborative agreements to meet its cash requirements.

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

The Company has determined that the computer systems utilized internally in its daily operations are Year 2000 compliant. The Company is in the process of verifying whether its major suppliers, service providers and financial institutions are Year 2000 compliant and expects to complete this review by September 30, 1999. The total cost of this process is expected to be less than $50,000. Although the Company has no material systems that interface directly with third party systems, there can be no assurance that the systems and networks of its key suppliers and service providers will not be affected by the Year 2000 issues, which could have an adverse effect on the Company's business, operating results and financial condition. In particular, the Company has engaged several third parties to retain and maintain all of the clinical, statistical and other information related to the Company's clinical trials. These third parties have indicated that they are aggressively working to identify and remediate any Year 2000 issues they may have, and that they expect to have any necessary remediation completed by December 1999. However, in the event these third parties' Year 2000 compliance efforts are unsuccessful, data relating to the Company's clinical trials could be destroyed or corrupted, which could have a material adverse effect on the Company's business, operating results and financial condition. In an effort to minimize the potential risks of the failure of such third parties' Year 2000 efforts, the Company intends to archive data, both in electronic and paper formats, through December 1999, after which paper backup will be used. The Company's archival records will be updated on a monthly basis

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

PART II-OTHER INFORMATION
-------------------------

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the quarter ended June 30, 1999, the Company issued 2,083 shares of Common Stock upon exercise of warrants at a price per share of $3.00. The Company issued such shares in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Stockholders of the Company held on June 24, 1999, the following matter was voted on and approved: To amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20 million to 35 million shares. 8,423,084 shares of Common Stock, or 91.69% of the shares voting, voted in favor of the foregoing matter. 196,599 shares of Common Stock, or 2.14% of the shares voting, voted against the foregoing matter and 566,943, or 6.17% of the shares voting, abstained.






ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


A)       EXHIBITS


EXHIBIT NUMBER                          DESCRIPTION OF EXHIBIT


     10.28 Secured Promissory Note dated April 7, 1999 between Larry G. Stambaugh and the Registrant.

     10.29 Secured Promissory Note dated April 14, 1999 between Larry G. Stambaugh and the Registrant.

     10.30 Secured Promissory Note dated April 7, 1999 between Kurt R. Gehlsen and the Registrant.

     10.31 Secured Promissory Note dated April 7, 1999 between Dale A. Sander and the Registrant.

     27.1                               Financial Data Schedule

B.)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1999.
























Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Maxim Pharmaceuticals,  Inc.

Date:  August 13, 1999              /s/ Dale A. Sander
                                    -----------------------------------
                                    Dale A. Sander
                                    Chief Financial Officer
                                    (Principal Accounting Officer and Officer
                                    duly authorized to sign this report on
                                    behalf of the registrant)