Form 10-K405
period 1999-09-30
MAXIM PHARMACEUTICALS INC
filed 1999-12-28
CIK 1013351

\


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

            ---------------------------------------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
September 30, 1999                                  Commission File No. 1-4430
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

                     8899 University Center Lane, Suite 400
                           San Diego, California 92122
                                 (858) 453-4040
               (Address, including zip code, and telephone number,
        including area code, of Registrant's principal executive offices)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by persons considered by the registrant for this purpose to be nonaffiliates of the registrant was approximately $221,534,611 on December 23, 1999, when the closing price of such stock, as reported in the American Stock Exchange, was $17.6875.

         The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of December 23, 1999 was 12,524,925.

          -------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1999, are incorporated into Part II hereof.

2. Certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on February 25, 2000 to be filed with the Securities and Exchange Commission within 120 days after September 30, 1999, are incorporated into Part III hereof.

================================================================================

         THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS ARE CHARACTERIZED BY FUTURE OR CONDITIONAL VERBS AND INCLUDE STATEMENTS REGARDING THE RESULTS OF PRODUCT DEVELOPMENT EFFORTS, THE RESULTS OF CLINICAL TRIALS, THE APPROVAL OF APPLICATIONS FOR MARKETING APPROVAL OF PHARMACEUTICAL PRODUCTS, AND THE SCOPE AND SUCCESS OF FUTURE OPERATIONS. SUCH STATEMENTS ARE ONLY PREDICTIONS AND OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1999, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE UNCERTAINTIES ASSOCIATED WITH PRODUCT DEVELOPMENT, THE RISK THAT PRODUCTS THAT APPEARED PROMISING IN EARLY CLINICAL TRIALS DO NOT DEMONSTRATE EFFICACY IN LARGER-SCALE CLINICAL TRIALS, THE RISK THAT WE WILL NOT OBTAIN APPROVAL TO MARKET OUR PRODUCTS, THE NEED FOR ADDITIONAL FINANCING, AND THE DEPENDENCE UPON COLLABORATIVE PARTNERS. WE DO NOT ASSUME ANY OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS AS CIRCUMSTANCES CHANGE

                                     PART 1

ITEM 1.   BUSINESS

         Maxim Pharmaceuticals, Inc. is referred to throughout this report as "Maxim", the "Company", "we" or "us".

OVERVIEW

         We are developing a new generation of drugs, therapies and vaccines for cancer, infectious diseases and topical disorders.

         Our lead drug candidate, MAXAMINE -Registered Trademark-, is currently being tested in three Phase 3 cancer clinical trials in 12 countries around the world. A Phase 3 trial is a large-scale test designed to be the final human study demonstrating the safety and efficacy of a drug and supporting an application to the U.S. Food and Drug Administration or international regulatory agencies for marketing approval. The initial market launch of MAXAMINE is planned for early 2001 in the U.S. and late 2001 in certain countries outside the U.S, subject to receipt of requisite regulatory approvals.

         More than 800 patients have been treated in our completed and ongoing clinical trials. A series of Phase 2 clinical trials was conducted in which patients with malignant melanoma, the most deadly form of skin cancer, and acute myelogenous leukemia, the most common acute adult leukemia, were treated with MAXAMINE. A Phase 2 trial is an intermediate test designed to show preliminary evidence of efficacy of the drug being tested. These studies have shown a more than doubling of survival and remission times for patients treated with MAXAMINE as well as the ability to maintain patient quality of life during treatment with the drug. Earlier-stage clinical studies have also suggested promise in renal cell carcinoma, a cancer of the kidneys, and multiple myeloma, a cancer of the bone marrow.

         In November 1999 we announced preliminary 12-week results from a Phase 2 study of MAXAMINE in combination with interferon in the treatment of previously untreated hepatitis C patients. Hepatitis C is a viral infection targeting the liver, and the study is designed to evaluate the safety and activity of four different dose regimens of MAXAMINE in combination with the standard dose of interferon, an agent currently approved for treatment of hepatitis C. After 12 weeks of therapy, the combination of MAXAMINE and interferon achieved a complete biochemical and viral response, the accepted endpoints for measuring effectiveness of treatment, in 70 percent of all patients compared to the 20 to 30 percent response that is commonly observed in patients with similar profiles treated with interferon alone.

         A second product platform under development is MAXDERM-TM-, a MAXAMINE-related series of drug candidates for the treatment of certain topical disorders. Randomized, blinded, placebo-controlled trials have been conducted in more than 75 patients. Studies in patients with oral mucositis, a serious side effect of chemotherapy and radiation treatment of cancer patients, and in herpes labialis (cold sores) suggested that topical gels based upon the MAXDERM technology resolved lesions more effectively than a placebo control. Other clinical data suggests that similar gels may be beneficial in the treatment of bed sores, shingles, burns, eye infections and other related conditions. Our third technology platform, MAXVAX-TM-, is currently in preclinical development and is designed to facilitate a new class of needle-free mucosal vaccines for several infectious diseases including respiratory infections, sexually transmitted diseases, and gastrointestinal tract diseases.

MAXAMINE--DRUG FOR CANCER AND INFECTIOUS DISEASES

 CANCER MARKET

         Cancer comprises a large and diverse group of diseases resulting from the uncontrolled proliferation of abnormal (malignant) cells. Most cancers will spread beyond their original sites and invade surrounding tissue and may also metastasize to more distant sites and ultimately cause death in the patient unless effectively treated. To be effective, cancer treatment must target not only the primary tumor site but also distant metastases. CANCER FACTS AND FIGURES, a report from the American Cancer Society, estimates that a total of approximately 1,220,000 new cases and approximately 560,000 deaths will be reported for invasive cancers in the United States in 1999. Predominant forms of cancer include leukemia and lymphoma, breast, lung, urinary, prostate, melanoma, ovarian, colon, rectal and brain cancers. The National Cancer Institute estimates that the direct medical cost of treating cancer in the United States is $35 billion per year. Information regarding certain cancer indications is summarized below.

  Estimated Incidence for Selected Cancers for 1999 for Initial Target Markets*


                                                                                         ANNUAL
                                                                              --------------------------
                                                                              NEW CASES           DEATHS
                                                                              ---------           ------

Malignant Melanoma.......................................................       88,000             15,000
Acute Myelogenous Leukemia...............................................       20,000             15,000
Renal Cell Carcinoma.....................................................       60,000             24,000
All Invasive Cancers.....................................................    2,440,000          1,120,000


         *These estimates are based upon the American Cancer Society's 1999 FACTS AND FIGURES doubled to provide an estimate of incidence for the European Union and Australia.

         Predominant methods of treating cancer generally include surgery, radiation therapy, chemotherapy and immunotherapy. Although these techniques have achieved success for certain cancers, particularly when detected in the early stages, each has drawbacks which may significantly limit their success in treating certain types and stages of cancer. For example, cancer may recur even after repeated attempts at surgical removal of tumors or after other treatment. Surgery may be successful in removing visible tumors but may leave smaller undetectible nests of cancer cells in the patient which continue to proliferate. Radiation and chemotherapy are relatively imprecise methods for the destruction of cancer cells (i.e., such therapies can kill both cancer cells and normal cells) and have toxic side effects which may themselves be lethal to the patient; these toxic side effects may also restrict the application of these treatments to less than optimal levels required to ensure eradication of the cancer.

         The high number of cancer-related deaths indicate the need for more efficacious therapies for many patients. Many existing therapies have been approved on the basis that they shrink or limit the growth of tumors for a short period of time, but they have failed to demonstrate that they provide a survival benefit to patients. Recent communications we have seen from various regulatory agencies and other groups associated with the regulatory approval process support our belief that in the future increased patient survival will be the most relevant measure of a drug's effectiveness. In addition, we believe that new cancer therapies will be expected to maintain the patients' quality of life during treatment.

HEPATITIS C MARKET

         Hepatitis C is more easily transmitted than HIV and is now the leading blood-borne infection in the United States. The U.S. Centers for Disease Control and Prevention estimates that over four million Americans are infected with the hepatitis C virus. The World Health Organization and other sources estimate that at least 200 million people are infected worldwide. Hepatitis is a disease characterized by inflammation of the liver and, in many cases, permanent cirrhosis (scarring) of the liver tissues. The cycle of disease from infection to significant liver damage can take 20 years or more. Some experts estimate that without substantial improvements in treatment, deaths from hepatitis C will surpass those from HIV. HCV is the leading cause of liver cancer and the primary reason for liver transplantation in many countries. The majority of patients do not effectively respond to existing therapies or to therapies known by us to be under development.

IMMUNOTHERAPY FOR CANCER AND INFECTIOUS DISEASES

         In recent years, significant research has focused on mechanisms to enhance the immune system's ability to combat cancer and infectious diseases, a treatment approach known as immunotherapy. Much of the research in the immunotherapy area has involved the testing of cytokines, naturally occurring proteins, such as interleukin-2 (IL-2) and interferon-alpha (IFN-(alpha)) for the treatment of a number of cancers and infectious diseases. Diseases where cytokines have been tested include, among others, advanced malignant melanoma, renal cell carcinoma, hepatitis C and acute myelogenous leukemia. IL-2 and IFN-(alpha) are potent stimulators of Natural Killer Cells (NK Cells) and T Cells, white blood cells with anti-tumor and anti-viral capabilities. However, cytokines demonstrate a clinically significant tumor response in only a small portion of cancer patients and often produce severe adverse side effects. Moreover, even with recent advances in the use of IFN-(alpha) in combination with anti-viral drugs or in sustained release formulations, the majority of hepatitis C patients do not effectively respond long term to existing therapy.

MAXAMINE TECHNOLOGY

         We believe that MAXAMINE is a breakthrough technology that has the potential to greatly improves immunotherapy - the use of the immune system to fight cancer and viral infections. In many patients with cancer and chronic infectious diseases, the capacity of the patient's immune system to detect and destroy tumor cells or virally infected cells is compromised. MAXAMINE THERAPY combines the administration of MAXAMINE, an immuno-enhancer that protects critical immune cells, with the administration of certain agents that stimulate these immune cells (these agents include cytokines such as IL-2 and IFN-(alpha)). This combination of actions is designed to allow MAXAMINE THERAPY to improve the immune system's ability to identify, disable and destroy malignant or infected cells. MAXAMINE is based on a naturally occurring molecule and its usefulness in immunotherapy was first discovered by Maxim's collaborative scientists at the University of Goteborg, Sweden.

         Two kinds of immune cells, NK Cells and cytotoxic T Cells, possess an ability to kill and support the killing of cancer cells and virally infected cells, and much of the current practice of immunotherapy is based on the fact that IL-2 and IFN-(alpha) are potent stimulators of NK Cells and T cells. Maxim's researchers have shown, however, that NK Cells and T Cells are suppressed by phagocytic cells, another component of the body's immune system. Phagocytes are a class of white blood cells, which include monocytes, macrophages and neutrophils, found in abundant quantities in and around tumors and areas of infection. The release of free radicals by phagocytes results in apoptosis (programmed cell death) of NK Cells and T Cells, thereby destroying their cytotoxic capability and rendering the immune response against the tumor or virus largely ineffective.

         MAXAMINE is designed to modulate the immune system to protect NK Cells and T Cells, allowing immunotherapy to be more effective. When histamine, a natural molecule present in the body, or other molecules in the class known as histamine type-2 (H2) receptor agonists, binds to the H2 receptor on the phagocytes, the production and release of free radicals is temporarily prevented. The prevention of the release of free radicals thereby allows immune-stimulating agents, such as IL-2 and IFN-a, to more effectively activate NK Cells and T Cells, thus enhancing the killing of tumor cells or virally infected cells.

         We have formulated MAXAMINE so that it may be delivered to patients through a subcutaneous injection. Among the extensive body of proprietary protection surrounding our MAXAMINE technology are United States and international patents and patent applications covering not only MAXAMINE, or histamine (upon which MAXAMINE is based), but the use of any as H2 receptor agonist in the treatment of cancer and infectious diseases in Maxim's combination therapies, as well as patent applications covering the method of producing MAXAMINE, its mechanism of action, and the use of H2 receptor agonists in other medical applications. See "Patents, Licenses and Proprietary Rights."

         In summary, MAXAMINE increases the effectiveness of basic immune functions and may be used in combination with, and improve the effectiveness of, many cytokines and other immunotherapeutic agents. Because MAXAMINE impacts basic immune functions, it has the potential to be used in a broad range of cancers and infectious diseases that can be recognized by the immune system. This potential broad applicability is highlighted by the favorable results obtained to date in the treatment of patients with malignant melanoma, acute myelogenous leukemia, renal cell carcinoma and hepatitis C. In addition, because MAXAMINE has been shown to increase the effectiveness of cytokines, lower doses of cytokines such as IL-2 and IFN-(alpha) can potentially be used in MAXAMINE THERAPY without compromising therapeutic effectiveness, thereby reducing serious side effects associated with the cytokines and permitting treatment at home.

POTENTIAL BENEFITS OF MAXAMINE

         We believe that MAXAMINE may be integral in the growing trend toward combination therapy for certain cancers and infectious diseases, and may offer a number of important clinical and commercial advantages relative to current therapies or approaches, including:

         - EXTENDING LIFE. Phase 2 clinical trials and other data have provided evidence of substantially improved therapeutic efficacy (extended survival and remission intervals) over approved therapies or standards of care.

         - MAINTAINING QUALITY OF LIFE. Phase 2 clinical trials and other data have indicated that MAXAMINE THERAPY is safe and may reduce the toxic side effects of cytokines and other biological response modifiers, thereby allowing the maintenance of the patient's quality of life during outpatient therapy.

         - OUTPATIENT ADMINISTRATION. MAXAMINE can be safely administered on an outpatient basis, subcutaneously, in contrast to the in-hospital administration required for many other therapies.

         - COST EFFECTIVE. The delivery of MAXAMINE THERAPY on an outpatient basis may eliminate the costs associated with in-hospital patient care. These factors, combined with the potential improvements in efficacy, contribute favorably to the assessment of benefit versus cost for this therapy.

MAXAMINE CLINICAL TRIAL STATUS

         We have established an extensive clinical trial base (nine Phase II trials and three Phase III trials completed or currently underway) staged so that if these trials are successful, additional product approvals and launches may follow in the periods subsequent to the initial launch in melanoma.

         The table summarizes our current and completed clinical trial activities for each disease we currently target or may target in the future. We can give no assurance when clinical studies for any of the indications set forth below will be completed or whether the results of such studies will support the filing of New Drug Applications or equivalent applications in Europe and other territories.

                     MAXAMINE THERAPY CLINICAL TRIAL STATUS


            Indication                      Phase               Status                  Location
            ----------                      -----               ------                  --------

Advanced Malignant Melanoma         Phase 3 trial         Ongoing, patient   United States
                                                          enrollment
                                                          completed
Advanced Malignant Melanoma         Phase 3 trial         Ongoing            Europe, Australia, Canada and
                                                                             Israel
Acute Myelogenous Leukemia          Phase 3 trial         Ongoing            United States, Europe,
                                                                             Australia, Canada and Israel
Renal Cell Carcinoma                Phase 2 trial #1      Ongoing            Europe
Renal Cell Carcinoma                Phase 2 trial #2      Ongoing            Europe
Hepatitis C                         Phase 2 trial         Ongoing            Europe and Israel
Prostate Adenocarcinoma             Preclinical research  Completed          Europe


ADVANCED MALIGNANT MELANOMA

         Malignant melanoma is the most serious form of skin cancer, and it is one of the most rapidly increasing cancers in the world. There are more than 300,000 cases of melanoma in the United States, Europe and Australia. Our initial Phase 2 clinical trial was conducted in Sweden at the Sahlgrenska University Hospital in Goteborg. In that study, fifteen patients with advanced metastatic malignant melanoma were treated with a high-dose regimen of IL-2 together with daily injections of IFN-a in five-day cycles. Eight of the patients were also given MAXAMINE THERAPY, which consisted of MAXAMINE injections twice daily in combination with IL-2 and IFN-(alpha).

         The results of the initial Phase 2 clinical trial indicated that MAXAMINE may be given as an effective adjuvant to IL-2/IFN-(alpha) therapy. In the seven patients who did not receive MAXAMINE THERAPY, one partial response (defined as a 50% reduction of the total tumor burden) was observed in a patient with skin and lymph node melanoma. In the eight patients treated with MAXAMINE THERAPY, four partial and two mixed responses were observed. Notably, two of the MAXAMINE THERAPY patients had complete resolution of their extensive liver metastases. Sites of response in the MAXAMINE THERAPY patients also included skin, lymph nodes, skeleton, spleen and muscle. Depending upon the characteristics of the patient group being studied, the survival results of advanced-stage cancer trials are typically measured by either mean or median survival. Mean survival represents the average duration of survival for the group. Median survival represents the point in time at which 50% of the patients are still surviving. In patients receiving MAXAMINE THERAPY in the initial trial, there was a statistically significant improvement in overall survival (p less than 0.03). The MAXAMINE THERAPY patients had a mean survival of 13.3 months, double the mean 6.8-month survival in the control group. One patient remained completely free of detectable disease more than four years after the commencement of treatment with MAXAMINE THERAPY.

         A second advanced malignant melanoma study was undertaken at the Sahlgrenska University Hospital in Sweden to determine if MAXAMINE THERAPY, utilizing a lower-dose regimen of the same cytokines (IL-2 and IFN-(alpha)) in combination with the same doses of MAXAMINE, would retain the efficacy seen in the first study, while reducing the side effects of the cytokine portion of the treatment. In addition to survival, a goal for MAXAMINE THERAPY is to lower the toxicity of immunotherapy and better maintain the patients' quality of life. Lowering the doses of the cytokines reduces many of the side effects of these drugs, thereby facilitating tolerance of the therapy and even allowing self-administration of the drugs at home. The median survival time of patients with advanced (stage IV) malignant melanoma using conventional treatments is historically reported to be six to seven months. In this second, low-dose malignant melanoma study, 11 patients had a median survival time of 15.5 months, more than double the rate generally reported for the normal course of the disease and exceeding the favorable results from the high-dose study described above. In this second malignant melanoma clinical trial, MAXAMINE THERAPY was well-tolerated, and patients were treated at home on an out-patient basis.

         A third study in malignant melanoma was conducted in Sweden and consisted primarily of advanced-stage patients with metastases of their cancer to the liver. In the three malignant melanoma trials combined a total of 16 patients had liver metastases, and the progress of these patients were subject to additional evaluation due to the historically poor prognosis for this patient group. The 16 patients treated with MAXAMINE THERAPY had a substantially improved survival outcome (a mean of 14 months survival as a group) compared to the reported survival time of four months or less for these patients.

         Our multi-center Phase 3 clinical trial of MAXAMINE THERAPY in the United States for the treatment of advanced malignant melanoma, commenced in 1997, is nearing completion. In this clinical trial, advanced malignant melanoma patients are being treated with a combination of MAXAMINE and IL-2, while patients in the control group are being treated with the same dose of IL-2 alone. The primary endpoint of the study is overall patient survival and survival of patients with liver metastases, and the secondary endpoints include quality of life, tumor response rate, duration of response and quality of life. More than 50 clinical sites in the United States participated in the study, and enrollment was completed in February 1999. In March 1999, a Data Safety Monitoring Board performed an interim analysis of data from the U.S. study and concluded that there were no safety concerns with the trial and that the study should continue under its approved protocol.

         Recently, clinicians from the lead enrolling site submitted an abstract describing preliminary survival data from the 40 patients enrolled at their site to an upcoming cancer conference. The preliminary single-center results demonstrated a significant difference in overall survival for patients treated with MAXAMINE. We expect to complete this trial in the first half of the year 2000 and expect to file a New Drug Application with the FDA in mid 2000.

         We commenced a second international Phase 3 trial of MAXAMINE THERAPY for the treatment of advanced malignant melanoma in November 1997 based in Europe, Australia, Canada and Israel. Patients in the MAXAMINE THERAPY arm will receive a co-administration of MAXAMINE plus low-dose IL-2 and IFN-(alpha), while patients in the control arm will receive dacarbazine (DTIC), the most commonly used chemotherapeutic agent for the treatment of advanced malignant melanoma, particularly in Europe and Australia. The endpoints of this study are the same as the U.S. study described above, and this international study is designed to include approximately 200 patients.

     The two Phase 3 malignant melanoma trials complement each other by addressing separate clinical and marketing issues:

- the U.S. Phase 3 trial is designed to seek regulatory approval in the U.S., Europe, Australia and other markets by demonstrating that the combination of MAXAMINE and IL-2 is better at extending patient survival than the administration of IL-2 alone;

- the European trial is to broaden the exposure of the drug outside the U.S. and to seed the international markets for our expected launch and to provide a comparison of immunotherapy with chemotherapy.

 ACUTE MYELOGENOUS LEUKEMIA

         Acute Myelogenous Leukemia is the most common form of acute leukemia in adults, and prospects for long-term survival are poor for the majority of patients. There are approximately 20,000 new cases and 15,000 deaths caused by AML each year in the United States, Europe and Australia. Once diagnosed with AML, patients are typically treated with chemotherapy, and the majority achieve complete remission (CR). Unfortunately 75-80% of patients who achieve their first complete remission will relapse, and the median time in remission before relapse is only 12 months with current treatments. The prospects for these relapsed patients is poor, and less than 5% survive long term.

         We conducted a Phase 2 study in Sweden in which 39 AML patients in remission were treated with MAXAMINE THERAPY. The objective of MAXAMINE THERAPY is to treat AML patients in remission with the combination of MAXAMINE and low doses of IL-2 to prevent relapse and prolong leukemia-free survival while maintaining a good quality of life for patients during treatment. MAXAMINE THERAPY is designed to augment the body's ability to scavenge, attack and eliminate residual leukemic cells. There are currently no effective remission therapies for AML patients.

         In the Phase 2 study, 26 patients in their first complete remission were treated with MAXAMINE THERAPY and experienced a substantial increase in leukemia-free survival. The patients treated with MAXAMINE THERAPY had achieved a median time to relapse through the last date of evaluation in December 1999 of 28 months compared to 12 months under the current standard of care (the median time to relapse of the MAXAMINE patients has the potential to increase as leukemia-free patients are still under evaluation). These results were achieved despite the fact that the patients treated with MAXAMINE were a relatively older group of patients and more than half (15 of 26) of the patients were categorized as high risk with the poorest prognosis for long-term survival.

         Also treated in the Phase 2 study were 13 patients who were in their second or subsequent complete remission at the time of enrollment (these patients had relapsed during their first remission and had subsequently undergone a second round of chemotherapy). Relapsed patients are typically treated with chemotherapy, and many of these patients die during treatment. Among those relapsed patients who do survive treatment and achieve a second complete remission, these subsequent remissions normally have a shorter duration than the prior complete remission (a median of only six months in the case of patients in their second complete remission) and prognosis for long-term survival is poor (less than 5%). The 13 patients treated with MAXAMINE THERAPY in the Phase 2 study experienced a substantial increase in remission duration, and the median time to relapse for the CR2+ patients was 16 months, more than double the six-month historic median.

         Also notable in the study was the fact that the patients safely self-administered more than 8,000 doses of MAXAMINE at home. No unexpected side effects from the drug have been identified during the study, and 75% of the evaluable patients returned to work while taking MAXAMINE THERAPY.

         In early 1998, we commenced a Phase 3 AML clinical trial based in 12 countries, including clinical sites in the United States, Europe, Australia, Canada and Israel. The trial is designed as a remission therapy to demonstrate that MAXAMINE THERAPY can prolong leukemia-free remission time and prevent relapse in AML patients compared to the current standard of care, which is no therapy during remission. In the study, patients in CR2+ will be evaluated for up to 18 months, while patients in CR1 will be evaluated up to 24 months. The trial is designed to include approximately 300 patients.

 RENAL CELL CARCINOMA

         There are approximately 150,000 cases of renal cell carcinoma (RCC), cancer of the kidneys, in the United States and Europe combined. Metastatic RCC often is resistant to radiation therapy and chemotherapy, and the disease results in more than 24,000 deaths each year in the United States and Europe. In a survey, more than 80% of oncologists indicated that they would use MAXAMINE in RCC upon approval for malignant melanoma.

         A pilot study of six RCC patients was conducted in Sweden to evaluate the safety and feasibility of MAXAMINE THERAPY in this patient group. In this small study, three patients were treated with MAXAMINE and cytokines (IFN-a and IL-2) and achieved a mean survival of 29 months, while another three patients were treated with the cytokines alone and achieved a mean survival of four months.

         We have two European Phase II studies underway, the objective of which are to provide the requisite support for the promotion and potential amendment to labeling of MAXAMINE for the treatment of RCC. The first is a study of the combination of MAXAMINE, IL-2 and interferon in 40 patients in Sweden and Denmark. The second is a randomized trial of the combination of MAXAMINE and IL-2 versus IL-2 alone, in 120 patients in the United Kingdom and Denmark. This second trial is being funded by our clinical collaborators.

 HEPATITIS C

         Hepatitis C is more easily transmitted than HIV and is now the leading blood-borne infection in the United States. More than 4.5 million people are estimated to be infected with hepatitis C in the U.S., with more than 200 million infected worldwide. Hepatitis C is a disease characterized by inflammation of the liver and, in many cases, permanent cirrhosis (scarring) of the liver tissues. The cycle of disease from infection to significant liver damage can take 20 years or more. Some experts estimate that without substantial improvements in treatment, deaths from hepatitis C will surpass those from HIV.

         The standard treatment for hepatitis C is interferon, an immunotherapeutic agent often given in combination with the anti-viral drug Ribavirin -Registered Trademark-. The majority of patients do not attain a sustained response with current therapies. Several factors can influence the patient's response to therapy including the patient's viral load and the genotype of the virus with which the patient is infected. Of the several variations, or genotypes, of hepatitis C, genotype-1 is the most common type in the U.S. Patients infected with this genotype, and those with viral levels greater than 2 million copies per milliliter of blood, typically have the poorest response to treatment.

         In 1998 we reported results from a Phase 1 feasibility study in HCV patients using MAXAMINE THERAPY. In the study, 10 patients who were characterized as nonresponders after a year of treatment with IFN-a were put back on treatment with the same dose of IFN-a plus MAXAMINE for 12 weeks. The study indicated that the combination of MAXAMINE with IFN-a is safe in the treatment of HCV patients, and that MAXAMINE may enhance the efficacy of IFN-(alpha) in patients who were previously nonresponsive to IFN-a therapy.

         In May 1999 we commenced a Phase 2 clinical trial of MAXAMINE in the treatment of patients with HCV. The trial is designed to evaluate MAXAMINE THERAPY, consisting of the combination of MAXAMINE and IFN-(alpha), in the treatment of chronic hepatitis C patients who have not previously received treatment with IFN-(alpha). The primary purpose of this study to determine the most appropriate dose regimen for MAXAMINE in the treatment of chronic hepatitis
C. We also hope to provide further evidence that MAXAMINE may benefit cytokines such as IFN-(alpha) in the treatment of HCV. The trial is based in the United Kingdom, Belgium, Israel and Russia, and 129 patients were enrolled. Patients were randomly assigned to one of four treatment arms, and each patient received MAXAMINE, in one of four dosing regimens, plus IFN-(alpha). The study will evaluate the efficacy and safety of each of the four dosing regimens of MAXAMINE. The primary measures of efficacy in the study will be reduction in viral load and normalization of liver function, measured by the liver enzyme ALT.

         Patients responding during the first 12 weeks of treatment will continue treatment through 48 weeks, with evaluations at 24, 48 and 72 weeks. The study includes a high percentage of patients that would normally be considered difficult to treat as characterized by high viral loads and a genotype-1 infection. The mean viral load of the patients in this study was 6.7 million copies per milliliter, and 50% of the patients were infected with genotype-1.

         After 12 weeks of treatment 70 percent of the patients treated with MAXAMINE attained complete biochemical and viral response. Published reports suggest that 20 to 30 percent of patients with similar profiles achieve a complete biochemical and viral response when treated with interferon therapy alone.

         In addition, study results showed that after 4 weeks of treatment, 80 percent of patients achieved greater than a 2 log reduction in viral load or were complete responders, characterized as rapid responses. Lastly, the results also suggested that MAXAMINE provided a benefit even in the patients expected to have a poor prognosis. After 12 weeks of treatment, a complete viral response was achieved by 61 percent of the patients with a genotype-1 infection, and 62 percent of the patients having greater than 2 million viral copies per milliliter.

TOPICAL THERAPIES

         For millions of patients, topical disorders such as herpes labialis, herpes zoster, oral mucositis, canker sores, decubitus ulcers, and others result in prolonged pain, suffering, and slow healing times that can lead to an increased risk of secondary infection. The patient's immune response, localized inflammation and wound-healing status may contribute to the difficulty in treating many of these disorders.

         The MAXDERM technology and pipeline of potential products is based on research on the active molecules underlying MAXAMINE. The MAXDERM discovery may be able to address the underlying mechanisms that cause many of the above disorders, and may enhance the cellular immune response, reduce inflammation, and enhance the wound healing process. This discovery is novel and differs from the anti-viral, pain relieving and anti-bacterial approaches underlying many existing and proposed treatments.

         Small pilot, randomized, blinded, placebo-controlled trials have been conducted in more than 75 patients with oral mucositis, herpes labialis (cold sores), decubitus ulcers, shingles, burns, and conjunctivitis. Patients experienced improved healing times when treated with gels based on the MAXDERM technology compared to a placebo control.

ORAL MUCOSITIS

         Oral mucositis (stomatitis) can be induced by a number of different procedures, drugs or treatments. The most common and debilitating is the mucositis caused by the treatment of cancer patients with chemotherapy or radiation. There are possibly a million new cases each year worldwide with no effective treatments yet available.

         Symptoms of oral mucositis include the formation of canker sore-like lesions within the mouth that may extend to the tongue, throat and gastrointestinal tract, with mild to severe discomfort and difficulty eating and drinking. The lesions may last two to three weeks, and in severe cases patients require hospitalization, morphine to alleviate pain, and termination of cancer treatment. We believe that a product that would assist patients with this discomforting condition would fit with our objective of maintaining the quality of patients' lives during therapy, and would fit strategically with our proposed marketing plans for Maxamine.

         During 1999 we completed two preclinical trials of a gel based on the MAXDERM technology in oral mucositis suggested that the drug candidate can prevent and significantly reduce the time required to heal oral lesions. A small pilot human study was conducted in which nine patients with oral mucositis were randomized and treated with one of two doses of our gel or a placebo. The patients treated with our gel experienced complete healing of lesions in a mean time of three to four days, depending upon the dosage. Patients treated with the placebo experienced no reduction in lesions during the treatment period. Patients treated with our gel also reported a reduction in the discomfort associated with eating and drinking.

HERPES LABIALIS

         A pilot study of gels based on the MAXDERM technology was also conducted in 18 patients with herpes labialis (cold sores). In the randomized, blinded study, patients with herpes labialis treated with a formulation of our gel containing the highest concentration of active ingredient demonstrated a nearly complete (>99%) improvement of their lesions following only four days of administration. Patients treated with the placebo, conversely, experienced an increase in mean lesion size during the study period.

FUTURE DEVELOPMENTS

         We believe that the MAXDERM technology substantially expands our product pipeline into therapies for a number of key medical conditions for which topical delivery is preferred. There are significant unmet needs in the treatment of herpes, oral mucositis, shingles, decubitus ulcers and other dermatological ailments. We are currently evaluating the MAXDERM technology and assessing current and anticipated medical needs to determine the appropriate disorders in which to conduct more extensive clinical studies and toward the first product.

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

MAXVAX MUCOSAL VACCINE CARRIER/ADJUVANT PLATFORM

         MAXVAX is a mucosal vaccine carrier/adjuvant platform based on the cholera toxin B subunit (CTB). CTB has already been administered to hundreds of thousands of patients worldwide and is a major component of an existing oral cholera vaccine and traveler's diarrhea vaccine. Most current vaccines have been designed to provide systemic immunity administered through injection. They treat or prevent infection only after the infecting organism has entered the blood stream or deep tissues of the body. The mechanisms which induce mucosal immunity appear to be distinct from those that protect systemically. We believe that the MAXVAX approach to therapeutic and protective vaccines has the potential to elicit both mucosal and systemic immunity by delivering antigens directly to the mucosal system. By combining our proprietary recombinant form of CTB (rCTB) with vaccine antigens and/or genes, we believe that we may be able to develop effective, new needle-free mucosal-based vaccines.

         The MAXVAX approach to therapeutic and protective vaccines has been shown to elicit both mucosal and systemic immunity and is based upon "non-injectable" administration. We believe that there are numerous important potential clinical and commercial advantages to mucosal immunization compared with traditional injected vaccine products, including greater clinical efficacy, higher level of safety, lower cost of administration and improved vaccine utilization.

         The MAXVAX technology represents an early stage discovery and development program which is currently in preclinical development. As with any such program, substantial additional research and development will be necessary in order for us or our partners to develop products based on the technology, and there can be no assurance that our research and development efforts will lead to development of products that are shown to be safe and effective in clinical trials and that are commercially viable.

PRODUCT DEVELOPMENT AND COLLABORATIVE RELATIONSHIPS

         We conduct our research and other product development efforts through a combination of internal personnel and collaborative programs. For MAXAMINE, we rely upon our clinical management personnel in extensive collaboration with universities and other clinical research sites, contract research organizations and similar service providers and persons. We expect to rely upon a similar combination of internal personnel and collaborators as we expand the clinical and other development of MAXDERM. Current research and development efforts related to MAXVAX are primarily conducted in our internal laboratories, although we expect to rely heavily on pharmaceutical company collaborative relationships to advance the clinical development of the technology.

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

         During 1998 we entered into clinical collaborations with Chiron Corporation, Amgen Inc. and BioNative AB. Each of these companies possess cytokines that may benefit from use in combination with MAXAMINE. Under each of these agreements we receive economic and other support for important clinical trials without giving up any marketing or other future rights to MAXAMINE. For example, Chiron is providing the IL-2 drug (Proleukin -Registered Trademark-) requirements and other assistance related to our Phase 3 AML clinical trial. These collaborations reinforce our belief that MAXAMINE is complementary rather than competitive with many existing and future drugs, and may be the key to the successful use of many biotherapeutic agents.

         We expect to pursue additional collaborations to further the expanded use and development of MAXAMINE. We will also seek other collaborative relationships, for the further development of MAXDERM and MAXVAX or in other situations where we believe that the clinical testing, marketing, manufacturing and other resources of pharmaceutical or other collaborators will enable us to more effectively develop particular products or access geographic markets.

MARKETING AND SALES

         We expect that the potential global market launch of MAXAMINE will be based on a combination of direct marketing by Maxim in the United States, potentially under a collaboration with a pharmaceutical company, and the establishment of marketing alliances with pharmaceuticals companies for international markets.

         We are currently undertaking efforts to prepare to market MAXAMINE in the United States, and we have built a core marketing group with experience in planning and managing successful United States launches of pharmaceutical products. As we move closer to the potential market launch of MAXAMINE, we have and will continue to undertake certain activities required to prepare for launch including market evaluations, reimbursement analysis, and building awareness of the drug among leading clinicians. The treatment of cancer is a highly specialized activity in which the approximately 3,500 practicing oncologists in the United States tend to be concentrated in approximately 1,500 major medical centers. Marketing MAXAMINE directly in the United States will require us to build and/or access a marketing infrastructure, including sales representatives, through a combination of the recruitment of personnel to Maxim, an alliance with a co-promotion partner, and/or the retention of a contract sales organization. Our plan is to defer the build up of this infrastructure until obtaining some assurance (after a review of Phase 3 clinical data and initiation of the regulatory approval process) of the timing of any potential approval to market MAXAMINE in the United States.

         In 1999 we entered into an agreement granting F. H. Faulding & Co., Ltd. (Faulding) the right to market MAXAMINE in Australia and New Zealand. During 1999 we also entered into an agreement granting MegaPharm, Ltd. the right to market MAXAMINE in Israel. In other international markets we are in the process of evaluating and selecting pharmaceutical companies to serve as marketing collaborators for major geographic regions, including Europe and the Pacific Rim. We are currently in discussions with potential collaborative marketing partners, although there can be no assurance that any such relationships can be consummated, or that any such relationships will be consummated under terms favorable to us.

         Our marketing strategy for MAXDERM will be developed over time based upon, among other factors, the specific indications targeted for therapy. Due to the nature of the vaccine markets, we intend to establish agreements with pharmaceutical companies with large distribution systems for MAXVAX and do not expect to establish a direct sales capability in the vaccine area.

MANUFACTURING

         We do not intend to acquire or establish our own dedicated manufacturing facilities for MAXAMINE in the foreseeable future. There are a number of facilities with FDA Good Manufacturing Practice (GMP) approval available for contract manufacturing, and we have contracted with established pharmaceutical manufacturers for the production of MAXAMINE. These manufacturers are supplying the MAXAMINE requirements under GMP for our current clinical trial activities, and have demonstrated the capability to supply commercial quantities of the product for the potential market launch.

         We believe that, in the event of the termination of an agreement with any single supplier or manufacturer, we would likely be able to enter into agreements with other suppliers or manufacturers on similar terms. However, there can be no assurance that there will be manufacturing capacity available to us within the timelines and at quantities required. We are currently establishing relationships with additional manufacturers to provide alternate sources of supply for MAXAMINE.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

         We hold six issued or allowed patents and have twelve patent applications pending in the United States. In addition, we hold license rights to eight issued or allowed patents and four patent applications pending in the United States. Corresponding patent applications have been filed, and in a number of instances patents have been issued, in major international markets, including Europe, Australia and Japan. Our policy is to file, where possible, patent applications to protect technologies, inventions and improvements that are important to the development of our business. We have devoted substantial attention and resources to our patent and license portfolio in an attempt to develop the strongest positions available. Maintaining patents and licenses and conducting an assertive patent prosecution strategy is a priority for us.

 KEY GRANTED PATENTS AND PENDING APPLICATIONS

         We hold a U.S. patent relating to the combination of IL-2 and H2 receptor agonists (H2RAs) that has also been granted in Europe, Australia and Japan. We also hold a U.S. patent relating to the combination of IFN-(alpha) and H2RAs, and corresponding patents have also issued in Europe and Australia. Lastly, we hold a U.S. patent encompassing certain treatment with MAXAMINE in combination with any cytokine or chemotherapeutic agent. We also hold nine other patent applications in the United States relating to the use of MAXAMINE with other cytokines and biotherapies, method of production, mechanisms, rates and routes of administration, and other proprietary claims that have also been filed internationally.

         We also hold a worldwide, exclusive license to Professional Pharmaceuticals, Inc.'s (PPI) four U.S. patents issued or allowed for material compositions and other rights underlying the MAXDERM technology. We also hold one U.S. patent application related to the MAXDERM technology, and have licensed another such application from PPI. Corresponding patents for each of the above have also been filed internationally.

         In the MAXVAX area, we hold a worldwide exclusive license to the U.S. and international patents of Vitec AB and SBL for recombinantly producing CTB for use in infectious diseases other than cholera, bacterial related diarrheas and HIV (we hold non-exclusive rights to this patent with regard to HIV). We also hold exclusive license rights to related patent applications as well as a patent application with respect to certain therapeutic and anti-inflammatory properties of CTB.

         We have also filed two of our own U.S. and an international patent applications related to MAXVAX, covering the use of CTB to make vaccines against chlamydia and other sexually transmitted diseases and methods for developing CTB-based vaccines.

 MAXAMINE TECHNOLOGY RIGHTS

         In 1993 we entered into a technology transfer agreement under which we purchased certain intellectual property and patent rights related to our MAXAMINE technology. The technology transfer agreement requires that we pay certain royalty obligations to the two inventors of the technology, although, as part of a subsequent agreement with us, one of the inventors waived his royalty rights. We have also filed a number of additional patent applications and received additional patents encompassing the MAXAMINE technology as described above.

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

         In 1998 we filed arbitration in Sweden relating to the licensors' performance under the above agreements. The arbitration alleges certain causes of action against the licensors (among other things, misstatements regarding the scope of Maxim's licensed rights) and seeks damages and declaratory relief. The arbitration also seeks specific performance of the licensors' obligations under the agreements (including full disclosure of relevant manufacturing information). In 1999 the arbitration panel ruled that the scope of Maxim's licensed rights under the agreements is identical to the rights understood and asserted by Maxim. The panel is expected to rule on the remaining issues in 2000. We cannot determine what impact, if any, an unfavorable resolution of the existing concerns would have on the commercial value of the MAXVAX technology.

         We also hold other licenses relating to CTB, including a non-exclusive sub-license to CTB for the prevention and treatment of HIV infection, and an exclusive, worldwide license to patent applications and related technology rights with respect to certain therapeutic and anti-inflammatory properties of CTB.

GOVERNMENT REGULATION

         Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. The nature and extent to which such regulation applies to Maxim will vary depending on the nature of any products which may be developed by us. We anticipate that many if not all of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic and vaccine products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money. Any failure by us or our collaborators to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any products developed by us, and prevent us from generating product revenues and obtaining adequate cash to continue present and planned operations.

 FDA APPROVAL PROCESS

         Prior to commencement of clinical studies involving humans, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and the safety of the product. The results of these studies are submitted to the FDA as a part of an Investigational New Drug (IND) application, which must become effective before clinical testing in humans can begin. Typically, human clinical evaluation involves a time consuming and costly three-phase process. In Phase 1, clinical trials are conducted with a small number of people to assess safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase 3, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

         The results of the preclinical and clinical testing on a non-biologic drug and certain diagnostic drugs are submitted to the FDA in the form of a New Drug Application (NDA) for approval prior to commencement of commercial sales. In the case of vaccines, the results of clinical trials are submitted as a Product License Application (PLA). In responding to an NDA or PLA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all, for any of our products. Similar procedures are in place in countries outside the United States.

EUROPEAN AND OTHER REGULATORY APPROVAL

         Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other countries will likely be necessary prior to commencement of marketing the product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant, or may require additional data before granting, an approval even though the relevant product has been approved by the FDA or another authority. As with the FDA, the European Union (EU) countries and other developed countries have very high standards of technical appraisal and, consequently, in most cases a lengthy approval process for pharmaceutical products. The process for gaining such approval in particular countries varies, but generally follows a similar sequence to that described for FDA approval. In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing. The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries.

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

THIRD-PARTY REIMBURSEMENT

         The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of government and third- party payors to contain or reduce the cost of health care through various means. For example, in certain international markets, pricing negotiations are often required in each country of the European Community, even if approval to market the drug under the European Medical Evaluation Authority's centralized procedure is obtained. In the U.S. there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, an increasing emphasis on managed care in the U.S. has and will continue to increase the pressure on pharmaceutical pricing. While we cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on our business, the announcement of such proposals or efforts could have a material adverse effect on our ability to raise capital, and the adoption of such proposals or efforts could have a material adverse effect on the our business, financial condition and results of operations. Further, to the extent that such proposals or efforts have a material adverse effect on other pharmaceutical companies that are prospective corporate partners for us, our ability to establish corporate collaborations may be adversely affected. In addition, in both the U.S. and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans that mandate predetermined discounts from list prices. Third-party payors are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive basis.

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

         In the area of immunotherapy, the impact of competition for MAXAMINE may be reduced by the fact that the drug may be complementary to many other biotherapeutic agents. MAXAMINE THERAPY combines the administration of MAXAMINE with the administration of biotherapeutic agents. Accordingly, MAXAMINE and these biotherapeutic agents may not be competitive but may play complementary and synergistic roles in enhancing the immune system. For this reason, we believe that continuing advancements in the overall field of immunotherapy may create new opportunities for MAXAMINE.

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

EMPLOYEES AND CONSULTANTS

         As of December 23, 1999, the Company had 52 employees, all but three of whom were based at its two facilities in San Diego, California. The Company believes its relationships with its employees are satisfactory. Other experienced professionals and personnel are expected to be hired to join our company in 2000 to, among other things, address the requirements of the expansion of clinical trials of MAXAMINE and other commercialization efforts.

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

WE ARE NOT PROFITABLE AND EXPECT TO CONTINUE TO INCUR LOSSES. IF WE DO NOT BECOME PROFITABLE, WE MAY ULTIMATELY BE FORCED TO DISCONTINUE OUR OPERATIONS.

         We are a development-stage enterprise. We have experienced net losses every year since our inception and, as of September 30, 1999 had an accumulated deficit of approximately $81.9 million. We anticipate incurring substantial additional losses over at least the next several years related to developing and testing our product candidates and preparing for commercialization of our products. If we do not become profitable, our stock price will be negatively affected, and we may ultimately be forced to wind down our operations.

WE WILL LIKELY NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE. IF WE ARE UNABLE TO OBTAIN THE FUNDS NECESSARY TO CONTINUE OUR OPERATIONS, WE MAY BE REQUIRED TO DELAY, SCALE BACK OR ELIMINATE ONE OR MORE OR OUR PRODUCT COMMERCIALIZATION PROGRAMS.

         We have already spent substantial funds developing our products and business. We expect to continue to have negative cash flow from our operations for at least the next several years. We will likely have to raise substantial additional funds to complete the development of our products and to bring them to market. Our future capital requirements will depend on numerous factors, including:

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

         Additional financing may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our product development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

THE DEVELOPMENT OF OUR PRODUCTS IS SUBJECT TO UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL. IF WE FAIL TO SUCCESSFULLY DEVELOP OUR PRODUCTS, OUR ABILITY TO GENERATE REVENUES WILL BE SUBSTANTIALLY IMPAIRED.

         Potential products based on our MAXAMINE, MAXDERM and MAXVAX technologies will require extensive clinical testing, regulatory approval and substantial additional investment before we can sell them. We cannot assure you that any of our products will:

         -    be successfully developed;
         -    prove to be safe and effective in clinical trials;
         -    meet applicable regulatory standards;
         - be capable of being produced in commercial quantities at acceptable costs;
         - be eligible for third party reimbursement from governmental or private insurers; or
         -    be successfully marketed or achieve market acceptance.

         We have not completed final testing for efficacy or safety in humans for any of our products, and any delay in our expected testing and development schedules, or any elimination of product development program entirely, will negatively impact our ability to generate revenues from the sale of our products.

OUR PRODUCT CANDIDATES ARE SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION WHICH COULD INCREASE THE COST OF DEVELOPING OUR PRODUCTS AND DELAY OR PREVENT THE SALES OF OUR PRODUCTS.

         Our product candidates are subject to significant regulation by the U.S. Food and Drug Administration, or the FDA, as well as similar agencies in countries outside the United States. Satisfaction of lengthy and detailed laboratory and clinical testing procedures required to submit an application for regulatory approval is costly and may take a number of years. If we do not receive FDA approval for our products under development, we will not be able to market or sell our products in the United States. This would prevent us from generating product revenue in the United States and would be extremely detrimental to our business and financial condition. European and other international regulatory approvals are subject to similar risks and uncertainties as regulatory approvals in the United States.

         We are expending substantial time and financial resources to conduct clinical trials, but we cannot be sure that the results of our clinical trials will support the submission of an investigational new drug application or a product license application, or that any applications we do file will be approved by the FDA or any similar foreign agency on a timely basis, or at all.

         Once we do receive regulatory approval, we will still be subject to ongoing regulatory requirements. Moreover, government regulation may increase at any time, creating additional costs and delays for us.

IF WE FAIL TO SECURE ADEQUATE PROTECTION OF OUR INTELLECTUAL PROPERTY OR THE RIGHT TO USE CERTAIN INTELLECTUAL PROPERTY OF OTHERS, WE MAY NOT BE ABLE TO PROTECT OUR PRODUCTS AND TECHNOLOGIES FROM COMPETITORS.

         Our success depends in large part on our ability to obtain, maintain and protect patents and trade secrets and to operate without infringing upon the proprietary rights of others. If we are unable to do so, our products and technologies may not provide us with any competitive advantage.

         The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. As a result, patents may not issue from any of our patent applications. Further, patent applications in the United States are secret until a patent issues, and we cannot be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to file patent applications for this technology. In addition, patents currently held by us or issued to us in the future, or to licensors from whom we have licensed technology rights, may be challenged, invalidated or circumvented so that our intellectual property rights may not protect our technologies or provide commercial advantage to us. In addition, we also rely on unpatented trade secrets and proprietary know-how, and we cannot be sure that others will not obtain access to or independently develop such trade secrets and know-how.

         The pharmaceutical industry has experienced extensive litigation regarding patent and other intellectual property rights. Although, to date, we are not aware of any intellectual property claims against us, in the future, we could be forced to incur substantial costs in defending ourselves in lawsuits that are brought against us claiming that we have infringed the patent rights of others or in asserting our patent rights in lawsuits against other parties. We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office for the purpose of determining the priority of inventions in connection with our patent applications or other parties' patent applications. Adverse determinations in litigation or interference proceedings could require us to seek licenses that may not be available on commercially reasonable terms or subject us to significant liabilities to third parties.

OUR FAILURE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD PREVENT US FROM GROWING OUR BUSINESS.

         Our future performance and growth depends in part upon the continued contributions of our senior management team and on our ability to attract and retain qualified management and scientific personnel. Competition for such personnel is intense, and we do not know if we will be able to continue to attract, assimilate or retain highly qualified technical and management personnel. The loss of key personnel or the failure to recruit additional personnel or develop needed expertise could have a material and adverse affect on our efficiency and on our ability to grow our business.

BECAUSE WE ARE DEPENDENT ON OUR COLLABORATIVE PARTNERS AND CONTRACTORS FOR CLINICAL TESTING AND FOR CERTAIN RESEARCH AND DEVELOPMENT ACTIVITIES, THE RESULTS OF OUR CLINICAL TRIALS AND SUCH RESEARCH ACTIVITIES ARE, TO A CERTAIN EXTENT, BEYOND OUR CONTROL.

         Our business strategy requires us to rely on our collaborative partners and contractors to assist us with clinical testing and certain research and development activities. As a result, our success is dependent upon the success of these outside parties in performing their responsibilities. Although we believe our collaborative partners are economically motivated to perform on their contractual obligations, we can not control the amount of and timing of resources and skill applied to these activities by our collaborators. In addition, we may not be able in the future to negotiate acceptable collaborative arrangements required to implement our business strategy, and even if we are able to enter into further collaborative arrangements in the future, we cannot be sure that these arrangements will be successful.

WE HAVE NO EXPERIENCE MARKETING OR SELLING PHARMACEUTICAL PRODUCTS.

         Although we currently intend to co-market MAXAMINE in the United States, we have never marketed or sold any pharmaceutical product before. In order to co-market and co-sell MAXAMINE or other products, we will need to develop a sales force and a marketing group with relevant pharmaceutical experience, and also to make appropriate arrangements with strategic partners. We cannot guarantee that we will be able to attract, assimilate or retain highly qualified marketing and sales personnel, or successfully employ them to commercialize MAXAMINE. If we cannot develop the required marketing and sales expertise both internally and through our partnering arrangements, our ability to generate revenue from product sales will likely suffer.

         We intend to rely on our collaborative partners to market and sell MAXAMINE in international markets, and such arrangements may be sought to market MAXDERM and MAXVAX in all markets. We have not yet entered into any collaborative arrangement with respect to marketing or selling MAXAMINE with the exception of agreements relating to Australia, New Zealand and Israel, and have not entered into any agreements regarding MAXDERM or MAXVAX, and we cannot guarantee that we will be able to enter into any such arrangements on terms favorable to us, or at all. If we are able to enter into marketing and selling arrangements with collaborative partners we cannot assure you that such marketing collaborators will apply adequate resources and skills to their responsibilities, or that their marketing efforts will be successful.

WE WILL BE DEPENDENT ON THIRD PARTY MANUFACTURERS OF OUR PRODUCTS. OUR ABILITY TO SELL PRODUCT MAY BE HARMED TO THE EXTENT ADEQUATE QUANTITIES OF OUR PRODUCTS ARE NOT MANUFACTURED ON A TIMELY BASIS.

         We do not intend to acquire or establish our own dedicated manufacturing facilities for MAXAMINE in the foreseeable future and have, and expect to continue to, contract with established pharmaceutical manufacturers for the production of the product. If we are unable to continue to contract with third-party manufacturers on acceptable terms, our ability to conduct clinical testing and to produce commercial quantities of MAXAMINE and other products will be adversely affected. If we cannot adequately manufacture our products, it could result in delays in submissions for regulatory approval and in commercial product launches, which in turn could materially impair our competitive position and the possibility of achieving profitability. We cannot guarantee that we will be able to maintain our existing contract manufacturing relationships, or acquire or establish new, satisfactory third-party relationships to provide adequate manufacturing capabilities in the future.

OUR PRODUCTS MAY NOT BE ACCEPTED, PURCHASED OR USED BY DOCTORS, PATIENTS OR PAYORS.

         MAXAMINE, and any of our other products in development, may not achieve market acceptance even if the FDA and similar foreign regulatory agencies approve the drug. The degree of market acceptance of our products will depend on a number of factors, including:

         -    the scope of regulatory approvals;
         - the establishment and demonstration in the medical community of the clinical efficacy and safety of our products;
         -    their potential advantages over existing treatment methods; and
         -    reimbursement policies of government and other third-party payors.

         We cannot guarantee that physicians, patients, payors or the medical community in general will accept and utilize any products that we develop.

WE COMPETE AGAINST MANY COMPANIES AND RESEARCH INSTITUTIONS THAT ARE DEVELOPING PRODUCTS TO TREAT THE SAME DISEASES AS OUR PRODUCTS. TO THE EXTENT THESE COMPETITORS ARE SUCCESSFUL IN DEVELOPING AND MARKETING SUCH PRODUCTS, OUR FUTURE POTENTIAL MARKET SHARE AND REVENUES COULD BE REDUCED.

         There are many companies, both publicly and privately held, including well-known pharmaceutical companies and academic and other research institutions, engaged in developing pharmaceutical and biologically-derived products for the treatment of cancer and vaccines and therapeutics for the prevention or the treatment of infectious diseases. Products developed by any of these companies or institutions may demonstrate greater safety or efficacy than our products or be more widely accepted by doctors, patients or payors. Many of our competitors and potential competitors have substantially greater capital, research and development capabilities and human resources than we do and represent significant competition. Many of these competitors also have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals. If any of our products are approved for commercial sale, we will also be competing with companies that have greater resources and experience in manufacturing, marketing and selling pharmaceutical products. To the extent that any of our competitors succeed in developing products that are more effective, less costly, or have better side effect profiles than our products, then our market share could decrease which may have a negative impact on our business.

THE TECHNOLOGY IN OUR SECTOR IS DEVELOPING RAPIDLY, AND OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO KEEP ABREAST OF TECHNOLOGICAL CHANGE.

         We are engaged in the pharmaceutical field, which is characterized by extensive research efforts and rapid technological progress. New developments in oncology, cancer therapy, medicinal pharmacology, biochemistry and other fields are expected to continue at a rapid pace. Research and discoveries by others may render some or all of our proposed programs or products noncompetitive or obsolete. Our business strategy is subject to the risks inherent in the development of new products using new technologies and approaches. Unforeseen problems may develop with these technologies or applications, and we may not be able to successfully address technological challenges we encounter in our research and development programs. This may result in our inability to develop commercially feasible products.

OUR STOCK PRICE MAY BE HIGHLY VOLATILE DUE TO EXTERNAL FACTORS.

         Our common stock currently trades on the American Stock Exchange and on the Stockholm Stock Exchange. Historically, our common stock has generally experienced relatively low daily trading volumes in relation to the aggregate number of shares outstanding. Sales of substantial amounts of our common stock in the public market could adversely affect the prevailing market prices of our common stock and our ability to raise equity capital in the future.

         Factors that may have a significant impact on the market price or the liquidity of our common stock also include:

         - actual or potential clinical trial results relating to products under development by us or our competitors;
         -    delays in our testing and development schedules;
         - events or announcements relating to our collaborative relationships with others;
         - announcements of technological innovations or new products by us or our competitors;
         - developments or disputes concerning patents or proprietary rights;
         - regulatory developments in both the United States and countries outside of the United States;
         - economic and other external factors, as well as period-to-period fluctuations in our financial results.

         External factors may also adversely affect the market prices for our common stock. The price and liquidity of our common stock may be significantly affected by the overall trading activity and market factors on the American Stock Exchange and the Stockholm Stock Exchange, and these factors may differ between the two markets. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market prices of the common stock of many publicly traded pharmaceutical or biotechnology companies have in the past been, and can in the future be expected to be, especially volatile.

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

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended September 30, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

         (a) The information required by this Item 5(a) is incorporated herein by reference to the information set forth on page 30 of our Annual Report to Stockholders for the fiscal year ended September 30, 1999, filed as Exhibit 13.1 hereto.

             In addition, in July 1999, the Company issued 206,874 shares of Series A Convertible Preferred Stock, convertible into 2,068,740 shares of common stock. The Company received net proceeds of approximately $22.5 million after paying placement fees and expenses of approximately $1,400,000. The Company issued such shares to qualified accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D.

         (b) Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item 6 is incorporated herein by reference to the information set forth on page 18 of our Annual Report to Stockholders for the fiscal year ended September 30, 1999, filed as Exhibit 13.1 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information required by this Item 7 is incorporated herein by reference to the information contained under the caption "Management's Discussion and Analysis" on pages 15-18 of our Annual Report to Stockholders for the fiscal year ended, September 30, 1999, filed as Exhibit 13.1 hereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk is principally confined to our cash equivalents and investments that have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available for sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from September 30, 1999 levels, a model calculation suggests that the market value of our portfolio would decline by an immaterial amount. The modeling technique used measures the change in market values arising from an immediate hypothetical shift in market interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item 8 is incorporated herein by reference to the information set forth on pages 19-32 of our Annual Report to Stockholders for the fiscal year ended September 30, 1999, filed as Exhibit 13.1 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors and executive officers is incorporated herein by reference to the information under the captions "Election of Directors" and "Other Information - Executive Officers" set forth in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1999, for our Annual Meeting of Stockholders to be held on February 25, 2000.

         Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" set forth in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1999, for our Annual Meeting of Stockholders to be held on February 25, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated herein by reference to the information under the caption "Executive Compensation" set forth in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1999, for our Annual Meeting of Stockholders to be held on February 25, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is incorporated herein by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1999, for our Annual Meeting of Stockholders to be held on February 25, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is incorporated herein by reference to the information under the caption "Certain Transactions" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 1999, for our Annual Meeting of Stockholders to be held on February 25, 2000.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this Annual
                  Report:

                  1.       FINANCIAL STATEMENTS

                  The following financial statements, including the Notes thereto, are incorporated herein by reference from pages 19-32 of our Annual Report to Stockholders for the fiscal year ended September 30, 1999 filed as Exhibit 13.1 hereto:

                  Balance Sheets as of September 30, 1999 and 1998

                  Statements of Operations for the years ended September 30, 1999, 1998, and 1997, and from October 23, 1989 (date of inception) to September 30, 1999

                  Statements of Stockholders' Equity from October 23, 1989 (date of inception) through September 30, 1999

                  Statements of Cash Flows for the years ended September 30, 1999, 1998, and 1997, and from October 23, 1989 (date of inception) to September 30, 1999

                  2.       FINANCIAL STATEMENT SCHEDULES

                  All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                  3.       EXHIBITS

         (a)      See list of Exhibits set forth in paragraph (c) below.

         (b) The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1999.


         (c)      Exhibits

                                      INDEX

Exhibit
Number            Description
------            -----------

3.1               Amended and Restated Certificate of Incorporation of
                  Registrant. (1)

3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation. (12)

3.3 Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock. (12)

3.4 Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of

                  Series B Convertible Preferred Stock. (13)

3.5               Bylaws of Registrant. (1)

4.1               Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

10.1 Form of Indemnification Agreement for directors and officers of the Registrant. (1)

10.2 Form of Representative's Warrant Agreement between the Company and National Securities Corporation, as representative of the several Underwriters (the "Representative"), including form of Representative's Warrant Certificate. (1)

10.3 Form of Warrant Agreement between the Company, the Representative and American Stock Transfer & Trust Company, including form of Warrant Certificate. (1)

10.4 Option to Buy Technology and Rights Agreement, dated March 30, 1993, between the Registrant and Estero Anstalt. (1)+

10.5 Security Agreement, dated July 27,1993, between the Registrant and Estero Anstalt. (1)+

10.6 Exclusive License Agreement, dated June 14, 1995, among the Registrant, Jan Holmgren, M.D., Ph.D., Cecil Czerkinsky, Duotol AB and Triotol Ltd. (1)+

10.7 Option and License Agreement, dated May 19, 1993, among the Registrant, Vitec AB and SBL Vaccin AB, as amended. (1)+

10.8 License Agreement dated January 14, 1994, among the Registrant, Vitec AB and SBL Vaccin, AB, as amended. (1)+

10.9 Agreement, dated December 2, 1995, among the Registrant, Syntello Vaccine Development AB and Estero Anstalt. (1)+

10.10 Agreement, dated April 23, 1996, among the Registrant, Anders Vahlne, M.D., Ph.D. and Syntello Vaccine Development AB. (1)+

10.11 Lease dated November 1, 1996 between DM Spectrum LLC, a California limited liability company, as Landlord and the Registrant for 3099 Science Park Road, Suite 150, San Diego, California 92121. (2)

10.12 Amended and Restated 1993 Long-Term Incentive Plan and forms of stock option agreements. (3)

10.13 Employment Agreement dated October 1, 1999 between the Registrant and Kurt R. Gehlsen.+*

10.14 Employment Agreement dated October 1, 1999 between the Registrant and Dale A. Sander.+*

10.15 Employment Agreement dated October 1, 1999 between the Registrant and Larry G. Stambaugh.+*

10.16 Loan and Security Agreement between the Registrant and Silicon Valley Bank. (4)

10.17 Amendment to Loan and Security Agreement dated March 16, 1998 between the Registrant and Silicon Valley Bank. (5)

10.18 Lease dated July 2, 1998 between British Pacific Properties, a California Corporation, as Landlord, and the Registrant. (6)

10.19 Employment Agreement dated October 1, 1999 between the Registrant and Geoffrey B. Altman.+*

10.20 Amendment to Loan and Security Agreement dated September 1, 1998 between the Registrant and Silicon Valley Bank. (7)

10.21 License Agreement dated November 6, 1998 among the Registrant, Professional Pharmaceutical, Inc., Bruce A. Jack, D.D.S. and
                  B. Thomas White, R.PH. (8)

10.22             Secured Promissory Note dated April 7, 1999 between Larry G.
                  Stambaugh and the Registrant. (9)

10.23             Secured Promissory Note dated April 14, 1999 between Larry G.
                  Stambaugh and the Registrant. (9)

10.24             Secured Promissory Note dated April 7, 1999 between Kurt R.
                  Gehlsen and the Registrant. (9)

10.25             Secured Promissory Note dated April 7, 1999 between Dale A.
                  Sander and the Registrant. (9)

10.26 Common Stock Purchase Warrant, No.#99AR-1, to purchase 200,000 shares of the Registrant's common stock, issued to The Kriegsman Group on March 3, 1999. (10)

10.27 Common Stock Purchase Warrant, No.#99PA-1, to purchase 32,390 shares of the Registrant's common stock, issued to The Kriegsman Group on July 26, 1999. (10)

10.28 Common Stock Purchase Warrant to purchase 300,000 shares of the Registrant's common stock issued to RGC International Investors, LDC on July 20, 1999. (10)

10.29 Series B Convertible Preferred Stock Purchase Agreement, dated November 10, 1999, between the Registrant and certain purchasers of Registrant's preferred stock. (11)

10.30 Form of Common Stock Purchase Warrant issued to AP Asset Management AG, The Kriegsman Group and Cappello Partners, LLC.
                  (11)

10.31 Form of Common Stock Purchase Warrant issued to Evolution Capital, Wayne Philip Rothbaum and Mitchell Silber.*

13.1 Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1999.

23.1              Consent of KPMG LLP, Independent Auditors.

24.1              Power of Attorney. Reference is made to page 27.

27                Financial Data Schedule.

99                Independent Auditors' Report

-------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601 of Regulation S-K.

+ Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933 and Rule 406 thereunder respecting confidential treatment.

(1) Previously filed together with Registrant's Registration Statement on Form SB-2 (File No. 333-4854-LA) or amendments thereto and incorporated herein by reference.

(2) Previously filed together with Registrant's Annual Report on Form 10-K (File No. 1-4430) dated September 30, 1996 and incorporated herein by reference.

(3) Previously filed together with Registrant's Quarterly Report on Form 10-Q (File No. 1-4430) dated December 31, 1996 and incorporated herein by reference.

(4) Previously filed together with Registrant's Quarterly Report on Form 10-Q (File No. 1-4430) dated March 31, 1997 and incorporated herein by reference.

(5) Previously filed together with Registrant's Quarterly Report on Form 10-Q (File No. 1-4430) dated March 31, 1998 and incorporated herein by reference.

(6) Previously filed together with Registrant's Quarterly Report on Form 10-Q (File No. 1-4430) dated June 30, 1998 and incorporated herein by reference.

(7) Previously filed together with the Registrant's Annual Report on Form 10-K/A (File No. 1-4430) dated September 30, 1998 and incorporated herein by reference.

(8) Previously filed together with Registrant's Quarterly Report on Form 10-Q (File No. 1-4430) dated December 31, 1998 and incorporated herein by reference.

(9) Previously filed together with Registrant's Quarterly Report on Form 10-Q (File No. 1-4430) dated June 30, 1999 and incorporated herein by reference.

(10) Previously filed together with Registration Statement on Form S-3 (File No. 333-84711) or amendments thereto and incorporated herein by reference.

(11) Previously filed together with Registration Statement on Form S-3 (File No. 333-91923) dated December 1, 1999 and incorporated herein by reference.

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

                                                     Date:  December 28, 1999

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


Signature                                            Title                                   Date
---------                                            -----                                   ----

/s/ LARRY G. STAMBAUGH                      Chairman of the Board                     December 28, 1999
-----------------------------------
Larry G. Stambaugh                          Director, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

/s/ DALE A. SANDER                          Vice President, Finance, and              December 28, 1999
-----------------------------------
Dale A. Sander                              Chief Financial Officer
                                            (Principal Accounting Officer and
                                            Principal Financial Officer)

/s/ COLIN B. BIER                           Director                                  December 28, 1999
-----------------------------------
Colin B. Bier, Ph.D.

/s/ THEODOR H. HEINRICHS                    Director                                  December 28, 1999
-----------------------------------
Theodor H. Heinrichs

/s/ GARY E. FRASHIER                        Director                                  December 28, 1999
-----------------------------------
Gary E. Frashier

/s/ PER-OLOF MARTENSSON                     Director                                  December 28, 1999
-----------------------------------
Per-Olof Martensson

/s/ F. DUWAINE TOWNSEN                      Director                                  December 28, 1999
-----------------------------------
F. Duwaine Townsen
