Form 10-Q
period 1999-12-31
MAXIM PHARMACEUTICALS INC
filed 2000-01-24
CIK 1013351

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                     For the Quarter Ended December 31, 1999

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934


                         Commission file number 1-14430
                                                -------

                           Maxim Pharmaceuticals, Inc.
             (Exact name of registrant as specified in its charter)



        DELAWARE                                        87-0279983
------------------------                    ----------------------------------
(State of incorporation)                   (I.R.S. Employer Identification No.)


         8899 UNIVERSITY CENTER LANE, SUITE 400, SAN DIEGO, CA 92122
         -----------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (858) 453-4040
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -   --

As of January 21, 2000, the registrant had 12,578,853 shares of Common Stock, $.001 par value, outstanding.

                           MAXIM PHARMACEUTICALS, INC.
                          (A Development Stage Company)



                                      INDEX


PART I - FINANCIAL INFORMATION                                                      PAGE
     Item 1.      Financial Statements

                  Balance Sheets -
                  December 31, 1999 (unaudited) and September 30, 1999 ................1

                  Statements of Operations (unaudited) -
                  Three Months Ended December 31, 1999 and 1998
                  and from Inception (October 23, 1989) to
                  December 31, 1999....................................................2

                  Statements of Cash Flows (unaudited) Three Months Ended
                  December 31, 1999 and 1998 and from Inception (October 23,
                  1989) to December 31, 1999...........................................3

                  Notes to Financial Statements........................................4



     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........................6

     Item 3.      Quantitative and Qualitative Disclosures About
                  Market Risk..........................................................7



PART II - OTHER INFORMATION


     Item 2.      Changes in Securities and Use of Proceeds............................8

     Item 4.      Submission of Matters to a Vote of Security Holders..................8

     Item 6.      Exhibits and Reports on Form 8-K.....................................8


   SIGNATURE      .....................................................................8


BALANCE SHEETS

MAXIM PHARMACEUTICALS, INC.  (A DEVELOPMENT STAGE COMPANY)


                                                                               DECEMBER 31, 1999      September 30, 1999
                                                                              ------------------      ------------------
                                                                                 (UNAUDITED)
ASSET
CURRENT ASSETS:
    Cash and cash equivalents                                                      $ 12,195,867             $ 6,543,977
    Short-term investments in marketable securities                                  20,654,063              11,398,363
    Accrued interest and other current assets                                         3,415,793               2,800,611
                                                                              -----------------       -----------------
         Total current assets                                                        36,265,723              20,742,951

Patents and licenses, net                                                             2,025,062               2,002,349
Property and equipment, net                                                           1,372,744               1,473,807
Deposits and other assets                                                               229,156                 296,234
                                                                              -----------------       -----------------
         Total assets                                                              $ 39,892,685            $ 24,515,341
                                                                              -----------------       -----------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                               $ 11,391,401             $ 8,090,832
    Accrued expenses                                                                  3,301,289               3,630,306
    Accrued dividends                                                                   398,150                 482,844
    Note payable                                                                         53,334                  79,129
    Current portion of long-term debt                                                   481,333                 480,640
                                                                              -----------------       -----------------
      Total current liabilities                                                      15,625,507              12,763,751

    Long-term debt, less current portion                                                787,782                 908,380

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value, 5,000,000 shares authorized:
      Series A convertible preferred stock, $.001 par value; 0 and
         206,874 shares issued and outstanding at December 31, 1999 and
         September 30, 1999, respectively; liquidation value is
         $0.00 at December 31, 1999                                                           -                     207
      Series B convertible preferred stock, $.001 par value; 267,664 and 0 shares issued and outstanding at December 31, 1999
         and September 30, 1999, respectively; liquidation value is
         $23,889,012 at December 31, 1999                                                   268                       -
    Common stock, $.001 par value,  35,000,000 shares authorized;
      12,529,925 and 10,205,697 shares issued and outstanding at
      December 31, 1999 and September 30, 1999, respectively                             12,530                  10,206
    Additional paid-in capital                                                      115,472,400              92,818,050
    Deficit accumulated during the development stage                                (91,942,446)            (81,912,974)
    Deferred compensation                                                                (2,208)                 (2,943)
    Accumulated other comprehensive loss                                                (61,148)                (69,336)
                                                                              -----------------       -----------------
      Total stockholders' equity                                                     23,479,396              10,843,210
                                                                              -----------------       -----------------
         Total liabilities and stockholders' equity                                $ 39,892,685            $ 24,515,341
                                                                              -----------------      -----------------

SEE NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS  (UNAUDITED)

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)



                                                                                                            From Inception
                                                                                                           (October 23, 1989)
                                                                      Three Months Ended                        Through
                                                                          December 31                         December 31,
                                                                   1999                    1998                   1999
                                                             --------------           ------------          --------------
Research and collaboration revenue                           $    140,000             $    88,000               4,344,551

Operating expenses:
     Research and development                                   9,050,866               8,779,013              81,189,652
     Business development
       and marketing                                              558,129                 453,331               4,166,902
     General and administrative                                   843,808                 693,974              15,735,398
                                                             ------------             -----------           -------------
       Total operating expenses                                10,452,803               9,926,318             101,091,952


Other income (expense):
     Investment income                                            303,939                 428,820               4,789,309
     Interest expense                                             (30,871)                (38,707)             (2,247,399)
     Other income (expense)                                        10,263                   --                    (25,429)
     Gain on sale of subsidiary                                      --                     --                  2,288,474
                                                             ------------             -----------           -------------
       Total other income (expense)                               283,331                390,113                4,804,955
                                                             ------------             -----------           -------------


Net loss before preferred stock dividends                     (10,029,472)             (9,448,205)            (91,942,446)
                                                             ------------             -----------           -------------

    Dividends on preferred stock                                2,412,872                  --                   2,895,716
                                                             ------------             -----------           -------------
Net loss applicable to common stock                          $(12,442,344)            $(9,448,205)            (94,838,162)
                                                             ------------             -----------           -------------
                                                             ------------             -----------           -------------

Basic and diluted net loss per share of common stock         $      (1.09)                $ (0.95)
                                                             ------------             -----------


Weighted average shares outstanding                            11,401,461               9,902,900
                                                             ------------             -----------


SEE NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS (UNAUDITED)

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)

                                                                                               From Inception
                                                                 Three Months Ended          (October 23, 1989)
                                                                     December 31                  Through
                                                           --------------------------------     December 31,
                                                                1999             1998               1999
                                                           ---------------  ---------------  -----------------
OPERATING ACTIVITIES:
Net loss                                                   $ (10,029,472)    $ (9,448,205)    $(91,942,446)
Adjustments to reconcile net loss to net cash
used in operating activities:
      Depreciation and amortization                              171,017          158,437        2,301,378
      Amortization of premium on investments                      22,962           72,272          558,247
      Common stock and stock options issued as compensation      204,109            5,880          823,234
      Stock contributions to 401(k) plan                          21,585           13,811          120,677
      Net book value of disposed assets                            3,565            2,551          213,851
      Loss on write-off of patents                                    --               --          406,580
      Gain on sale of subsidiary                                      --               --       (2,288,474)
      Other                                                           --               --         (283,658)
      Loss on write-off of purchased research
         and development                                              --               --        2,646,166
      Cumulative effect of reorganization                             --               --        1,152,667
      Changes in operating assets and liabilities:
         Accrued interest and other current assets              (615,182)          67,366       (2,828,306)
         Deposits and other assets                                67,078              --          (771,959)
         Accounts payable                                      3,300,569          664,352       11,391,400
         Accrued expenses                                       (329,017)        (143,803)       3,322,499
                                                           -------------     ------------     ------------
            Net cash used in operating activities             (7,182,786)      (8,607,339)     (75,178,144)

INVESTING ACTIVITIES:
Purchases of marketable securities                           (10,293,474)      (4,742,985)     (92,532,508)
Sales and maturities of marketable securities                  1,023,000        9,650,000       71,259,050
Additions to patents and licenses                                (76,332)        (384,269)      (3,301,294)
Purchases of property and equipment                              (19,900)        (140,164)      (2,983,741)
Cash acquired in acquisition of business                              --               --          985,356
Proceeds from sale of diagnostic division                             --               --          496,555
                                                           -------------     ------------     ------------
      Net cash provided (used) by investing activities        (9,366,706)       4,382,582      (26,076,582)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock
      and warrants                                                48,625           63,990       66,253,346
Net proceeds from issuance of preferred stock                 22,597,396               --       41,343,897
Payment of preferred stock dividends                            (298,939)              --         (298,939)
Proceeds from issuance of notes payable and
      long-term debt                                                  --          444,434        6,432,078
Payments on notes payable and long-term debt                    (145,700)         (80,095)      (3,932,073)
Proceeds from issuance of notes payable to
      related parties                                                 --               --        4,982,169
Payments on notes payable to related parties                          --               --       (1,329,885)
                                                           -------------     ------------     ------------
      Net cash provided by financing activities               22,201,382          428,329      113,450,593
                                                           -------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents           5,651,890       (3,796,428)      12,195,867

Cash and cash equivalents at beginning of period               6,543,977       11,217,429               --
                                                           -------------     ------------     ------------

Cash and cash equivalents at end of period                 $  12,195,867     $  7,421,001     $ 12,195,867
                                                           -------------     ------------     ------------
                                                           -------------     ------------     ------------

SEE NOTES TO FINANCIAL STATEMENTS.
                                            3

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

In the opinion of the Company, the unaudited financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of December 31, 1999 and September 30, 1999, and the results of operations for the three months ended December 31, 1999 and 1998 and from inception (October 23, 1989) through December 31, 1999. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended September 30, 1999.

2. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share of common stock is computed by dividing the net loss after deduction for dividends on preferred stock by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share also includes common equivalent shares outstanding. Common equivalent shares from convertible preferred stock, stock options and warrants totaling 8,067,570 and 4,070,983 for the quarters ended December 31, 1999 and 1998, respectively, are excluded from the calculation of diluted loss per share because their effect is antidilutive.

3. STOCKHOLDERS' EQUITY

PRIVATE PLACEMENT - On November 10, 1999 the Company sold 267,664 shares of Series B Convertible Preferred Stock ("Series B Preferred") in a private transaction at a price of $89.25 per share. The Company received net proceeds of approximately $22.5 million after placement fees and other issuance costs. Each share of Series B Preferred is convertible into 10 shares of the Company's common stock at a fixed price of $8.925 per share of common stock, and 2,676,640 shares of common stock are issuable upon conversion of all of the Series B Preferred.

The Series B Preferred has an annual dividend of 12% payable in cash or in additional shares of Series B Preferrred at the option of the holder. The Company may call for an automatic conversion of the Series B Preferred into common stock after 90 days. The Series B Preferred were issued in a private transaction and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company was obligated under the terms of this transaction to file a registration statement within 30 days of the sale of the preferred stock to allow resale of the common stock issuable upon conversion of such shares and such registration statement became effective January 7, 2000. At December 31, 1999 accrued dividends related to the Series B Preferred totaled $398,150. The Company intends to effect the automatic conversion of the Series B Preferred at the earlier of February 8, 2000 or the listing of the shares of common stock on the American Stock Exchange.

AUTOMATIC CONVERSION OF SERIES A PREFERRED - In July 1999 the Company sold 206,874 shares of Series A Convertible Preferred Stock ("Series A Preferred") in a private transaction at a price of $97.25 per share. Each share of Series A Preferred was convertible into 10 shares of the Company's common stock at a fixed price of $9.725 per share of common stock and had an annual dividend of 12%. The Company had the right to call for an automatic conversion of the Series A Preferred into common stock after 90 days. On November 15, 1999 the Company effected the automatic conversion of the Series A Preferred. The conversion of the Series A Preferred resulted in the issuance of 2,294,820 shares of common stock, 226,080 of which related to the settlement of dividend and conversion obligations. The Company recorded $2,497,567 in dividends over the life of the Series A Preferred, of which $2,014,722 was recorded during the three months ended December 31, 1999. Of the total Series A Preferred dividends, $298,579 were paid in cash, and the remainder were paid through the aforementioned issuance of common stock.

SHARES ISSUED UPON EXERCISE OF COMMON STOCK OPTIONS AND WARRANTS - During the three months ended December 31, 1999 the Company issued 5,000 shares of common stock upon the exercise of warrants and no shares of common stock upon the exercise of options.

4. SUBSEQUENT EVENT - COMMON STOCK OFFERING

On January 24, 2000 the Company filed a registration statement with the Securities and Exchange Commission for an offering of 2.5 million shares of common stock. All of the shares are being offered by the Company for its own account. The Company will also grant to the underwriters an option to purchase an additional 375,000 shares of common stock to cover over-allotments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING CASH REQUIREMENTS. SUCH STATEMENTS ARE ONLY PREDICTIONS, AND THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED OR PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO DIFFERENCES INCLUDE RISKS ASSOCIATED WITH CLINICAL TRIALS AND PRODUCT DEVELOPMENT, REGULATORY APPROVAL AND GOVERNMENT REGULATION OF THE COMPANY'S PRODUCTS, THE NEED FOR ADDITIONAL FUNDS AND THE UNCERTAINTY OF ADDITIONAL FUNDING AND DEPENDENCE ON COLLABORATIVE PARTNERS. THESE FACTORS AND OTHERS ARE MORE FULLY DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

RESEARCH AND COLLABORATION REVENUE - Research and collaboration revenue for the quarter ended December 31, 1999 was $140,000, compared to $88,000 for the same period in the prior year. The revenue consists of collaborative support related to our clinical trials, and the increase relates to the expansion of such trials.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses for the quarter ended December 31, 1999 were $9,051,000, an increase of $272,000, or 3%, over the same period in the prior year. The expenses were primarily attributable to increased activity related to three Phase III cancer clinical trials of MAXAMINE initiated in prior years and continuing into the current year. In addition to these and other cancer trials, the current quarter includes efforts associated with a Phase II clinical trial in hepatitis C commenced in mid 1999. Costs associated with these trials include clinical trial site and contract research organization costs, hiring additional clinical and development personnel and other clinical costs.

BUSINESS DEVELOPMENT AND MARKETING AND GENERAL AND ADMINISTRATIVE EXPENSES - Business development and marketing expenses for the quarter ended December 31, 1999 were $558,000, an increase of $105,000, or 23%, over the same period in the prior year. This increase was due to additional personnel and other resources devoted to preparation for the potential market launch of MAXAMINE, including market evaluations, sales launch planning and corporate partnering efforts. For the quarter ended December 31, 1999, general and administrative expenses were $844,000, an increase of $150,000, or 22%, over the same period in the prior year due to general expenses associated with the Company's expanded operations.

OTHER INCOME (EXPENSE) - Investment income was $304,000 for the quarter ended December 31, 1999, a decrease of $125,000, or 29%, from the same period in the prior year. This decrease was a result of the reduction in the average principal balance of interest-bearing investments. Interest expense for the quarter ended December 31, 1999 was $31,000, a decrease of $8,000, or 20%, from the same period in the prior year. This decrease was a result of the reduction in the principal balance of bank loan agreements outstanding.

NET LOSS - Net loss before preferred stock dividends for the quarter ended December 31, 1999 totaled $10,029,000, an increase of $581,000, or 6%, over the same period in the prior year. The increase was due to the expansion of our research and development and general corporate activities described above. Net loss attributable to common stock for the quarter ended December 31, 1999 totaled $12,442,000, an increase of $2,994,000, or 32%, over the same period in the prior year. The increase was primarily the result of $2,413,000 in dividends associated with our series A and series B preferred stock. Of the total dividends, $2,015,000 was associated with the series A preferred stock that was converted to common stock during the quarter and was no longer outstanding at December 31, 1999.

During the quarter ended December 31, 1999, the Company exercised its right to call for an automatic conversion of the series A preferred stock into common stock. As required in the event of an automatic conversion, the Company was required to pay the holders upon conversion, in cash or additional shares of series A preferred stock at the option of the holder, an amount equal to the dividends that would have been paid had the series A preferred stock remained outstanding for one year after issuance. The Company recorded $2,015,000 in dividends associated with the series A preferred stock during the three months ended December 31, 1999, of which $1,894,000 related to the settlement of dividend obligations resulting from the automatic conversion to common stock. Of the total series A preferred stock dividends recorded during the quarter, $63,000 were paid in cash, and the remainder were paid through the issuance of securities.

LIQUIDITY AND CAPITAL RESOURCES

We, as a development stage enterprise, anticipate incurring substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on our ongoing and planned clinical trials, preparation for the planned market launch of MAXAMINE, other research and development activities, and related business development and general corporate expenses. We have financed our operations primarily through the sale of our equity securities, including an initial public offering in 1996, an international follow-on public offering in 1997, and private offerings of preferred stock in 1999 that provided us with net proceeds of approximately $22.3 million (including proceeds from the exercise of warrants), $34.7 million and $40.8 million, respectively.

As of December 31, 1999, we had cash, cash equivalents and investments totaling approximately $32.8 million. For the three months ended December 31, 1999, net cash used in our operating activities was approximately $7.2 million. Our cash requirements may fluctuate in future periods as we conduct additional research and development activities including clinical trials, other research and development activities, and efforts associated with the commercial launch of any products that are approved for sale by government regulatory bodies. Among the activities that may result in an increase in cash requirements are three Phase III cancer clinical trials and four Phase II clinical trials of MAXAMINE currently underway, and preparation for the planned market launch of MAXAMINE.

Our cash requirements may vary materially from those now planned because of the results and scope of clinical trials and other research and development activities, the time required to obtain regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, our ability to establish marketing alliances and collaborative arrangements and the cost of our internal marketing activities. As a result of these factors, it is difficult to predict accurately the timing and amount of our cash requirements. We plan to pursue the issuance of additional equity securities, and to pursue corporate marketing alliances and collaborative agreements, as required to meet our cash requirements.

The issuance of additional equity securities could result in substantial dilution to our stockholders. There can be no assurance that additional funding will be available on terms acceptable us, if at all. The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations. We have never paid a cash dividend on our common stock and do not contemplate the payment of cash dividends on our common stock in the foreseeable future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is principally confined to our cash equivalents and investments that have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 1999 levels, a model calculation suggests that the market value of our portfolio would decline by an immaterial amount. The modeling technique used measures the change in market values arising from an immediate hypothetical shift in market interest rates. There have been no significant changes in the types or maturities of investments held from September 30, 1999.

PART II-OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the quarter ended December 31, 1999, the Company issued 267,664 shares of Series B Convertible Preferred Stock, convertible into 2,676,640 shares of common stock. The Company received net proceeds of approximately $22.5 million after paying placement fees and expenses of approximately $1,400,000. The Company issued such shares to qualified accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of the Holders of Series A Convertible Preferred Stock held on October 28, 1999, the following matter was voted on and approved: To approve the terms and issuance of up to $30,000,000 of shares of the Company's Series B Preferred Stock. 143,916 shares of Series A Convertible Preferred Stock, or 97.22% of the shares voting, voted in favor of the foregoing matter. No shares of Series A Convertible Preferred Stock voted against the foregoing matter, and 4,113, or 2.98% of the shares voting, abstained.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a)       EXHIBITS


Exhibit Number                          Description of Exhibit
--------------                          -----------------------
27.1                                    Financial Data Schedule

b)      REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1999.







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Maxim Pharmaceuticals,  Inc.

Date:  January 24, 1999              /s/ Dale A. Sander
                                    -----------------------------------
                                    Dale A. Sander
                                    Chief Financial Officer
                                    (Principal Accounting Officer and Officer
                                    duly authorized to sign this report on
                                    behalf of the registrant)