Form 10-K/A
period 1999-09-30
MAXIM PHARMACEUTICALS INC
filed 2000-02-23
CIK 1013351

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                (AMENDMENT NO. 1)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1999

                          Commission file number 1-4430

                           MAXIM PHARMACEUTICALS, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                87-0279983
-----------------------------------         ------------------------------------
          (State of Incorporation)          (I.R.S. Employer Identification No.)

8899 UNIVERSITY CENTER LANE, SUITE 400 SAN DIEGO, CA             92122
----------------------------------------------------             -----
     (Address of principal executive offices)                  (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (858) 453-4040
---------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS               NAME OF EXCHANGE ON WHICH REGISTERED
          -------------------               ------------------------------------
Common Stock, $.001 Par Value                      American Stock Exchange
Redeemable Common Stock Purchase Warrants          American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K [X]

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of February 16, 2000 was 16,543,797.


================================================================================

                                EXPLANATORY NOTE:

       This Amendment No. 1 to the Form 10-K for the fiscal year ended September 30, 1999 is filed solely to correct Part II, Item 5(a) and the Exhibit Index included in Part IV, Item 14 of the Form 10-K.

            ---------------------------------------------------------

                                     PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

         (a) The information required by Item 5(a) is incorporated herein by reference to the information set forth on page 30 of our Annual Report to Stockholders for the fiscal year ended September 30, 1999, filed as Exhibit 13.1 hereto.

         In addition, in July 1999, the Company issued 206,874 shares of Series A Convertible Preferred Stock, convertible into 2,068,740 shares of common stock. The Company receive net proceeds of approximately $18.3 million after paying expenses of approximately $1,800,000. The Company issued such shares to qualified accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D.

         (b)      Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (c)      Exhibits

                                      INDEX


Exhibit
Number            Description
------            -----------
3.1      Amended and Restated Certificate of Incorporation of Registrant. (1)

3.2      Certificate of Amendment of Amended and Restated Certificate of
         Incorporation. (10)

3.3      Certificate of Designations, Preferences and Relative, Participating,
         Optional and Other Special Rights of Preferred Stock and
         Qualifications, Limitations and Restrictions Thereof of Series A
         Convertible Preferred Stock. (10)

3.4      Certificate of Designations, Preferences and Relative, Participating,
         Optional and Other Special Rights of Preferred Stock and
         Qualifications, Limitations and Restrictions Thereof of Series B
         Convertible Preferred Stock. (11)

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

10.12 Amended and Restated 1993 Long-Term Incentive Plan and forms of stock option agreements. (3)

10.13    Employment Agreement dated November 3, 1999 between the Registrant and
         Kurt R. Gehlsen.+* (12)

10.14    Employment Agreement dated November 3, 1999 between the Registrant and
         Dale A. Sander.+* (12)

10.15    Employment Agreement dated October 26, 1999 between the Registrant and
         Larry G. Stambaugh.+* (12)

10.16    Loan and Security Agreement between the Registrant and Silicon Valley
         Bank. (4)

10.17 Amendment to Loan and Security Agreement dated March 16, 1998 between the Registrant and Silicon Valley Bank. (5)

10.18    Lease dated July 2, 1998 between British Pacific Properties, a
         California Corporation, as Landlord, and the Registrant. (6)

10.19    Employment Agreement dated November 3, 1999 between the Registrant and
         Geoffrey B. Altman.+* (12)

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

10.30    Form of Common Stock Purchase Warrant issued to AP Asset Management AG,
         The Kriegsman Group and Cappello Partners, LLC. (11)

10.31    Form of Common Stock Purchase Warrant issued to Evolution Capital,
         Wayne Philip Rothbaum and Mitchell Silber.(12)

13.1     Registrant's Annual Report to Stockholders for the fiscal year ended
         September 30, 1999.(12)

23.1     Consent of KPMG LLP, Independent Auditors.(12)

24.1     Power of Attorney. Reference is made to page 27.

27       Financial Data Schedule.(12)

99       Independent Auditors' Report.(12)



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

(12) Previously filed together with Registrant's Annual Report on Form 10-K (File No. 1-4430) dated September 30, 1999 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MAXIM PHARMACEUTICALS, INC.



                                                     By: /s/ Dale A. Sander
                                                        ------------------------
                                                     Dale A. Sander,
                                                     Vice President, Finance
                                                     and Chief Financial Officer


Date:  February 23, 2000