Form 10-Q
period 2000-03-31
MAXIM PHARMACEUTICALS INC
filed 2000-05-15
CIK 1013351

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the Quarter Ended March 31, 2000

                                    or

[   ]  Transition report pursuant to Section 13 or 15(d) of Securities
       Exchange Act of 1934

                           Commission file number 1-14430


                           MAXIM PHARMACEUTICALS, INC.
              (Exact name of registrant as specified in its charter)



                 Delaware                              87-0279983
           ___________________________________________________________________
           (State of incorporation)       (I.R.S. Employer Identification No.)


              8899 University Center Lane, Suite 400, San Diego, CA     92122
           ___________________________________________________________________
           (Address of principal executive offices)                 (Zip Code)

                                    (858) 453-4040
           ___________________________________________________________________
                   (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of May 12, 2000, the registrant had 21,020,552 shares of Common Stock, $.001 par value, outstanding.

                              MAXIM PHARMACEUTICALS, INC.
                             (A Development Stage Company)



                                              INDEX

PART I - FINANCIAL INFORMATION                                            PAGE

     Item 1.      Financial Statements

                  Balance Sheets -
                  March 31, 2000 (unaudited) and September 30, 1999 .........1

                  Statements of Operations (unaudited) -
                  Three Months and Six Months Ended March 31, 2000 and 1999 and from Inception (October 23, 1989) to
                  March 31, 2000.............................................2

                  Statements of Cash Flows (unaudited)
                  Six Months Ended March 31, 2000 and 1999
                  and from Inception (October 23, 1989) to
                  March 31, 2000.............................................3

                  Notes to Financial Statements..............................4


     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............6


     Item 3.      Quantitative and Qualitative Disclosures About
                  Market Risk................................................8


PART II - OTHER INFORMATION


     Item 2.      Changes in Securities and Use of Proceeds..................9


     Item 4.      Submission of Matters to a Vote of Security Holders........9


     Item 6.      Exhibits and Reports on Form 8-K...........................10


SIGNATURE         ...........................................................11

BALANCE SHEETS

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)

                                                                               March 31, 2000          September 30, 1999
                                                                              ------------------      ------------------
                                                                                 (Unaudited)
                                                                                                         >
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                     $ 132,275,576             $ 6,543,977
    Short-term investments in marketable securities                                  72,598,113              11,398,363
    Accrued interest and other current assets                                         4,031,556               2,800,611
                                                                              ------------------      ------------------
         Total current assets                                                       208,905,245              20,742,951

Patents and licenses, net                                                             2,046,380               2,002,349
Property and equipment, net                                                           1,339,127               1,473,807
Deposits and other assets                                                               232,749                 296,234
                                                                              ------------------      ------------------
         Total assets                                                             $ 212,523,501            $ 24,515,341
                                                                              ==================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                               $ 13,160,197             $ 8,090,832
    Accrued expenses                                                                  4,080,349               3,630,306
    Accrued dividends                                                                         -                 482,844
    Note payable                                                                         26,962                  79,129
    Current portion of long-term debt                                                    51,249                 480,640
                                                                              ------------------      ------------------
      Total current liabilities                                                      17,318,757              12,763,751

    Long-term debt, less current portion                                                 77,799                 908,380

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value, 5,000,000 shares authorized:
      Series A convertible preferred stock, $.001 par value; none and
         206,874 shares issued and outstanding at March 31, 2000
         and September 30, 1999, respectively                                                 -                     207
    Common stock, $.001 par value,  40,000,000 shares authorized;
      20,943,303 and 10,205,697 shares issued and outstanding at
      March 31, 2000 and September 30, 1999, respectively                                20,944                  10,206
    Additional paid-in capital                                                      297,312,623              92,818,050
    Deficit accumulated during the development stage                               (101,991,959)            (81,912,974)
    Deferred compensation                                                                (1,471)                 (2,943)
    Accumulated other comprehensive loss                                               (213,192)                (69,336)
                                                                              ------------------      ------------------
      Total stockholders' equity                                                    195,126,945              10,843,210
                                                                              ------------------      ------------------
         Total liabilities and stockholders' equity                               $ 212,523,501            $ 24,515,341
                                                                              ==================      ==================

SEE NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS  (UNAUDITED)

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)

                                                                                                                   From Inception
                                                                                                                 (October 23, 1989)
                                              Three Months Ended                     Six Months Ended                  Through
                                                  March 31                               March 31                     March 31,
                                            2000              1999                2000               1999               2000
                                    -------------------  ---------------   ------------------  ---------------    ----------------
Research and collaboration revenue  $           147,500  $        95,000  $          287,500   $       183,000    $      4,492,051

Operating expenses:
     Research and development                 9,732,472        8,649,746          18,783,338        17,428,759          90,922,124
     Marketing and business
        development                             635,047          439,164           1,193,176           892,495           4,801,949
     General and administrative               1,013,036          925,101           1,856,844         1,619,075          16,748,434
                                     ------------------  ---------------  ------------------   ---------------   -----------------
        Total operating expenses             11,380,555       10,014,011          21,833,358        19,940,329         112,472,507


 Other income (expense):
     Investment income                        1,201,976          271,847           1,505,915           700,667           5,991,285
     Interest expense                           (18,434)         (38,312)            (49,305)          (77,019)         (2,265,833)
     Other income (expense)                           -                -              10,263                 -             (25,429)
     Gain on sale of subsidiary                       -                -                   -                 -           2,288,474
                                      -----------------  ---------------    ----------------   ---------------   -----------------
        Total other income                    1,183,542          233,535           1,466,873           623,648           5,988,497
                                      -----------------  ---------------    ----------------   ---------------   -----------------


Net loss before preferred stock             (10,049,513)      (9,685,476)        (20,078,985)      (19,133,681)       (101,991,959)
dividends                             =================  ===============    ================   ===============    ================

    Dividends on preferred stock              2,599,967                -           5,012,839                 -           5,495,683
                                      -----------------  ---------------    ----------------   ---------------    ----------------
 Net loss applicable to common stock  $     (12,649,480) $    (9,685,476)   $    (25,091,824)  $   (19,133,681)   $   (107,487,642)
                                      =================  ===============    ================   ===============    ================

 Basic and diluted net loss per share of
     common stock                     $           (0.77) $         (0.97)   $          (1.80)  $         (1.92)
                                      =================  ===============    ================   ===============


 Weighted average shares outstanding         16,506,555       10,007,096          13,940,063         9,954,425
                                      =================  ===============    ================   ===============

 SEE NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS (UNAUDITED)

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)

                                                                                                      From Inception
                                                                   Six Months Ended                  (October 23,1989)
                                                                       March 31                         Through
                                                            -----------------------------               March 31,
                                                                2000             1999                     2000
OPERATING ACTIVITIES:                                       --------------   -------------            -------------
 Net loss                                                   $ (20,078,985)   $ (19,133,681)           $(101,991,959)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
      Depreciation and amortization                               343,224          326,905                2,473,585
      Amortization of premium on investments                      117,522          137,255                  652,807
      Common stock and stock options issued as compensation       208,223          128,345                  827,348
      Stock contributions to 401(k) plan                           42,655           32,309                  141,747
      Net book value of disposed assets                             3,565            2,922                  213,851
      Loss on write-off of patents                                      -                -                  406,580
      Gain on sale of subsidiary                                        -                -               (2,288,474)
      Other                                                             -                -                 (283,658)
      Loss on write-off of purchased research
         and development                                                -                -                2,646,166
      Cumulative effect of reorganization                               -                -                1,152,667
      Changes in operating assets and liabilities:
         Accrued interest and other current assets             (1,230,945)        (193,082)              (3,444,069)
         Deposits and other assets                                 63,485         (167,332)                (775,552)
         Accounts payable                                       5,069,365        1,821,939               13,160,196
         Accrued expenses                                         450,043          633,928                4,101,559
                                                              ------------     ------------     --------------------
            Net cash used in operating activities             (15,011,848)     (16,410,492)             (83,007,206)

 INVESTING ACTIVITIES:
 Purchases of marketable securities                           (67,519,128)      (6,978,089)            (149,758,162)
 Sales and maturities of marketable securities                  6,058,000       16,059,000               76,294,050
 Additions to patents and licenses                               (151,485)        (437,697)              (3,376,447)
 Purchases of property and equipment                             (104,655)        (198,231)              (3,068,496)
 Cash acquired in acquisition of business                               -                -                  985,356
 Proceeds from sale of diagnostic division                              -                -                  496,555
                                                              ------------     ------------      -------------------
      Net cash provided (used) by investing activities        (61,717,268)       8,444,983              (78,427,144)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                    181,523,706        1,076,632              247,728,427
Net proceeds from issuance of preferred stock                  22,551,508                -               41,298,009
Payment of preferred stock dividends                             (302,361)               -                 (302,361)
Proceeds from issuance of notes payable and
      long-term debt                                                    -          444,434                6,432,078
Payments on notes payable and long-term debt                   (1,312,138)        (202,728)              (5,098,511)
Proceeds from issuance of notes payable to
      related parties                                                   -                -                4,982,169
Payments on notes payable to related parties                            -                -               (1,329,885)
                                                              ------------       ----------       ------------------
      Net cash provided by financing activities               202,460,715        1,318,338              293,709,926
                                                              -----------       -----------       ------------------
Net increase (decrease) in cash and cash equivalents          125,731,599       (6,647,171)             132,275,576
Cash and cash equivalents at beginning of period                6,543,977       11,217,429                        -
                                                             ------------      ------------        -----------------
Cash and cash equivalents at end of period                   $132,275,576      $ 4,570,258            $ 132,275,576
                                                             ============      ============        ==================

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

In the opinion of the Company, the unaudited financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of operations for the three months and six months ended March 31, 2000 and 1999 and from inception (October 23, 1989) to March 31, 2000. The results of operations for the three months and six months ended March 31, 2000 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For futher information, refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended September 30, 1999.

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS IN MARKETABLE SECURITIES

Investments with original maturities of less than 90 days are considered to be cash equivalents. All other investments are classified as short-term investments which are deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses reported within stockholders' equity.

3. TOTAL OTHER COMPREHENSIVE LOSS

Total other comprehensive loss for the three months and six months ended March 31, 2000 was $12,801,524 and $25,235,680, respectively, and was composed entirely of unrealized losses on available-for-sale securities. Total other comprehensive loss for the same period of the prior year was equal to net loss.

4. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share of common stock is computed by dividing the net loss after deduction for dividends on preferred stock by the weighted average number of shares of common stock outstanding during the period. All common equivalent shares from stock options and warrants, totaling 3,389,918 and 3,986,476 shares for the quarters ended March 31, 2000 and 1999, respectively, are excluded from the calculation of diluted loss per share because their effect is antidilutive. As a result, diluted net loss per share of common stock is equal to basic net loss per share of common stock.

5. STOCKHOLDERS' EQUITY

COMMON STOCK OFFERING - On February 28, 2000 the Company completed a follow-on public offering in which it sold 3,205,000 shares of common stock at a price of $55.00 per share. The Company received net proceeds of approximately $165,000,000 after underwriting discounts and other issuance cost.

PRIVATE PLACEMENT AND AUTOMATIC CONVERSION OF SERIES B PREFERRED - On November 10, 1999 the Company sold 267,664 shares of Series B Convertible Preferred Stock ("Series B Preferred") in a private transaction at a price of $89.25 per share. The Company received net proceeds of approximately $22.5 million after placement fees and other issuance costs. Each share of Series B Preferred was convertible into 10 shares of the Company's common stock at a price of $8.925 per share of common stock and had an annual dividend of 12%.

The Company had the right to convert the Series B Preferred into common stock at any time subsequent to 90 days after issuance. On February 8, 2000 the Company effected the automatic conversion of the Series B Preferred. The conversion of the Series B Preferred resulted in the issuance of 3,012,180 shares of common stock, 335,540 of which related to the settlement of dividend and conversion obligations. The Company recorded $2,998,117 in dividends over the life of the Series B Preferred. Of the total Series B Preferred dividends, $3,423 were paid in cash, and the remainder were paid through the issuance of common stock.

AUTOMATIC CONVERSION OF SERIES A PREFERRED - In July 1999 the Company sold 206,874 share of Series A Convertible Preferred Stock ("Series A Preferred") in a private transaction at a price of $97.25 per share. Each share of Series A Preferred was convertible into 10 shares of the Company's common stock at a price of $9.725 per share of common stock and had an annual dividend of 12%. The Company had the right to convert the Series A Preferred into common stock at any time subsequent to 90 days after issuance. On November 15, 1999 the Company effected the automatic conversion of the Series A Preferred. The conversion of the Series A Preferred resulted in the issuance of 2,294,820 shares of common stock, 226,080 of which related to the settlement of dividend and conversion obligations. The Company recorded $2,497,567 in dividends over the life of the Series A Preferred, of which $2,014,722 was recorded during the six months ended March 31, 2000. Of the total Series A Preferred dividends, $298,938 were paid in cash, and the remainder were paid through the issuance of common stock.

SHARES ISSUED UPON EXERCISE OF COMMON STOCK OPTIONS AND WARRANTS - During the six months ended March 31, 2000, the Company issued 2,037,773 shares of common stock upon the exercise of warrants and 163,033 shares of common stock upon the exercise of options resulting in proceeds of $15,688,942 and $1,005,933, respectively.

6.  TERM LOANS

In February 2000, the Company repaid two bank term loans with outstanding principal totaling approximately $1.1 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MAXIM PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)


THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING CASH REQUIREMENTS. FORWARD-LOOKING STATEMENTS DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS AND ARE IDENTIFIED BY WORDS SUCH AS "ANTICIPATE," "EXPECT," "INTEND," "PLAN," "BELIEVE," AND OTHER TERMS OF SIMILAR MEANING IN CONNECTION WITH ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. SUCH STATEMENTS ARE ONLY PREDICTIONS, AND OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED OR PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO DIFFERENCES INCLUDE RISKS ASSOCIATED WITH CLINICAL TRIALS AND PRODUCT DEVELOPMENT, REGULATORY APPROVAL AND GOVERNMENT REGULATION OF OUR PRODUCTS, THE NEED FOR ADDITIONAL FUNDS AND THE UNCERTAINTY OF ADDITIONAL FUNDING AND DEPENDENCE ON COLLABORATIVE PARTNERS. THESE FACTORS AND OTHERS ARE MORE FULLY DESCRIBED IN THE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY WILL NOT UPDATE THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999

RESEARCH AND COLLABORATION REVENUE - Research and collaboration revenue for the quarter ended March 31, 2000 was $148,000, compared to $95,000 for the same period in the prior year. Research revenue for the six-month period ended March 31, 2000 totaled $288,000, compared to $183,000. The revenue consists of collaborative support related to our clinical trials, and the increase relates to the expansion of such trials.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses for the quarter ended March 31, 2000, were $9,732,000, an increase of $1,083,000, or 13%, over the same period in the prior year. Research and development expenses relate primarily to three Phase III cancer clinical trials and four Phase II clinical trials of MAXAMINE -Registered Trademark- (histamine dihydrochloride). The current year increase in expense relates to the increased resources we employed to complete on a timely basis the U.S. Phase III trial for the treatment of advanced malignant melanoma, our most advanced clinical trial. The remaining increase related to our efforts to complete other activities associated with the preparation of a New Drug Application related to the advanced malignant melanoma clinical trial expected to be filed with the Food and Drug Administration this year. In addition, the current quarter includes efforts associated with two clinical trials commenced in 1999, a Phase II clinical trial in hepatitis C and a Phase II trial in advanced malignant melanoma. Costs associated with these trials include clinical trial site and contract research organization costs, hiring additional clinical and development personnel and other clinical costs.

For the six months ended March 31, 2000, research and development expenses were $18,783,000, an increase of $1,355,000, or 8%, over the same period of the prior year. The increase resulted primarily from the efforts related to the three Phase III cancer clinical trials described above.

MARKETING AND BUSINESS DEVELOPMENT AND GENERAL AND ADMINISTRATIVE EXPENSES - Marketing and business development expenses for the quarter ended March 31, 2000 were $635,000, an increase of $196,000, or 45%, over the same quarter of the prior year. This increase was due to additional personnel and other resources devoted to preparation for the potential market launch of MAXAMINE, including market evaluations, sales launch planning and corporate partnering efforts. For the quarter ended March 31, 2000, general and administrative expenses were $1,013,000, an increase of $88,000, or 10%, over the same period in the prior year due to general expenses associated with our expanded operations.

Marketing and business development expenses for the six-month period ended March 31, 2000 totaled $1,193,000, an increase of $301,000, or 34%, over the same period of the prior year. General and administrative expenses for the six-month period ended March 31, 2000 were $1,857,000, an increase of $238,000, or 15% over the same period of the prior year. These increases resulted from the expanded activities described above.

OTHER INCOME (EXPENSE) - Investment income was $1,202,000 for the quarter ended March 31, 2000, an increase of $930,000, or 342%, from the same period in the prior year. This increase was a result of interest earned on the proceeds of the follow-on public offering completed in February 2000 and the preferred stock offering in November 1999. Interest expense for the quarter ended March 31, 2000 was $18,000, a decrease of $20,000, or 52%, from the same period of the prior year. This decrease resulted from the February 2000 repayment of approximately $1.1 million of bank notes payable.

Investment income totaled $1,506,000 for the six-month period ended March 31, 2000, compared to $701,000 for the same period of the prior year. The increase of $805,000, or 115%, resulted from the investment income on the offering proceeds described above. Interest expense for the six-month period ended March 31, 2000 totaled $49,000, a decrease of $28,000, or 36%, from the same period of the prior year as a result of the repayment of debt described above.

NET LOSS - Net loss before preferred stock dividends for the quarter ended March 31, 2000 totaled $10,050,000, an increase of $365,000, or 4%, over the prior year. The increase was due to the expansion of our research and development and general corporate activities described above. Net loss attributable to common stock for the quarter ended March 31, 2000 totaled $12,649,000, an increase of $2,964,000, or 31%, over the same period in the prior year. The increase was primarily the result of $2,600,000 in dividends associated with our Series B preferred stock that was fully converted to common stock during the quarter.

Net loss before preferred stock dividends for the six months ended March 31, 2000 totaled $20,079,000, an increase of $945,000, or 5%, over the same period of the prior year. Net loss attributable to common stock for the six months ended March 31, 2000 totaled $25,092,000, an increase of $5,958,000, or 31%, over the same period in the prior year. The increases are attributable to the expansion of our research and development, general corporate activities and the Series B preferred stock dividends.

During the six months ended March 31, 2000, we exercised our right to convert our Series A and Series B preferred stock into common stock. As required in the event of an automatic conversion, we paid the holders upon conversion, in cash or additional shares of Series A or Series B preferred stock at the option of the holder, an amount equal to the dividends that would have been paid had the Series A or Series B preferred stock remained outstanding for one year after issuance. We recorded $5,013,000 in dividends associated with the Series A and Series B preferred stock during the six months ended March 31, 2000, of which $4,494,000 related to the settlement of dividend obligations resulting from the automatic conversion to common stock. Of the total Series A and Series B preferred stock dividends recorded during the six months, $66,000 was paid in cash, and the remainder was paid through the issuance of securities. No preferred stock remains outstanding at March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

As a development stage enterprise, we anticipate incurring substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on our ongoing and planned clinical trials, preparation for the planned market launch of MAXAMINE, other research and development activities, and related marketing, business development and general corporate expenses. We have financed our operations primarily through the sale of our equity securities, including an initial public offering in 1996, an international follow-on public offering in 1997, private offerings of preferred stock in July and November 1999 and a follow-on public offering in February 2000 that provided us with net proceeds of approximately $34 million (including proceeds from the exercise of warrants), $35 million, $41 million and $165 million, respectively.

As of March 31, 2000, we had cash, cash equivalents and investments totaling approximately $205 million. For the six months ended March 31, 2000, net cash used in our operating activities was approximately $15 million. Our cash requirements may fluctuate in future periods as we conduct additional research and development activities including clinical trials, other research and development activities, and efforts associated with the commercial launch of any products that are approved for sale by government regulatory bodies. Among the activities that may result in an increase in cash requirements are the three Phase III cancer clinical trials and four Phase II clinical trials of MAXAMINE currently underway, and preparation for the planned market launch of MAXAMINE.

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

We may pursue the issuance of additional equity securities, and to pursue corporate marketing alliances and collaborative agreements, as required to meet our cash requirements. The issuance of additional equity securities, if any, could result in substantial dilution to our stockholders. There can be no assurance that additional funding will be available on terms acceptable to us, if at all. The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations.

We have never paid a cash dividend on our common stock and do not contemplate the payment of cash dividends on our common stock in the foreseeable future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is principally confined to our cash equivalents and investments that have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. A hypothetical 100 basis point change in interest rates during the quarter ended March 31, 2000 would have resulted in approximately a $228,000 change in net loss. We have not used derivative financial instruments in our investment portfolio.

NEW ACCOUNTING STANDARD AND ACCOUNTING BULLETIN

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes certain of the SEC's staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 provides that specific facts and circumstances may result in nonrefundable fees received under collaborative agreements not being recognized as revenue upon payment, but instead recognized as revenue over future periods, which could extend beyond the initial contractual period. We do not believe the adoption of SAB No. 101 will have a material impact on our financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133, as amended by statement of Financial Accounting Standards No. 137, requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value and is effective on January 1, 2001. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. We do not believe the adoption of Statement No. 133 will have a material impact on our financial statements.

PART II-OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Effective February 29, 2000, the Company's Articles of Incorporation were amended to increase from 35,000,000 to 40,000,000 the authorized shares of Common Stock thereunder. The rights of the holders of such Common Stock were not modified. In addition, the Company filed Certificates of Elimination with respect to the Series A and Series B Preferred stock following the automatic conversion of such stock in accordance with its terms.

(c) During the quarter ended March 31, 2000, the Company issued 5,666 shares of common stock upon exercise of warrants at an exercise price of $3.00 per share. The Company issued such shares in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

(d) Of the net offering proceeds to the Company of $33,909,000, including $18,220,000 received at the time of the initial public offering and $15,689,000 received upon subsequent exercises of Redeemable Warrants, through March 31, 2000, the following payments have been made:

                                                                           (A)                        (B)
Purchase and installation of                                                                   $1,241,000
machinery and equipment

Repayment of indebtedness                                             $289,000                 $2,187,000

Interest earning bonds and securities                                                                   -

Research and development expenses                                                             $24,859,000

Business development expenses                                                                  $1,508,000

General and administrative                                                                     $2,904,000

Intellectual property                                                                            $921,000

(A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.
(B)  Direct or indirect payments to others.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's annual meeting of stockholders was held on February 25, 2000 (the "Annual Meeting").

(c) At the Annual Meeting, the stockholders considered and approved the following proposals:

                  (i) Election of Directors. The stockholders voted to elect
                      Theodor Heinrichs and F. Duwaine Townsen as Directors with 12,124,985 and 12,188,572 votes cast for the nominees. A total of 233,497 and 169,910 shares were withheld from the foregoing nominees, respectively.

                 (ii) Approval of Additional Shares for Issuance under the
                      1993 Long- Term Incentive Plan, as amended. The stockholders approved an amendment to the 1993 Long-Term Incentive Plan, as amended (the "Incentive Plan") to increase the aggregate number of shares authorized for issuance under the Incentive Plan from a total of 1,300,000 shares to 1,800,000 shares. This proposal received 12,118,226 votes in favor, 236,768 votes against and 3,488 abstentions.

                (iii) Amendment of Certificate of Incorporation.  The
                      stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 35,000,000 shares to 40,000,000 shares. This proposal received 12,156,090 votes in favor, 200,316 votes against and 2,076 abstentions.

                  (iv) Ratification of Appointment of KPMG LLP. The
                       stockholders ratified the selection of KPMG LLP as the independent public accountants of the Company for the fiscal year with 12,346,184 votes cast for ratification, 9,576 votes against ratification and 2,722 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a)       Exhibits


 EXHIBIT NUMBER                     DESCRIPTION OF EXHIBIT

         3.1 Certificate of Amendment of Amended and Restated Certificate of Incorporation.

         3.2 Certificate of Elimination filed pursuant to Section 151 of the General Corporation Law of the State of Delaware.

        10.1 Amended and Restated 1993 Long-Term Incentive Plan as of December 28, 1999. *

        27.1                        Financial Data Schedule
-----------------------------------------------------------------------

* Previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File No.333-34398) dated April 10, 2000 and incorporated herein by reference.

b.)      REPORTS ON FORM 8-K

Date of Report      Description of Exhibit          Financial Statements Filed

February 25, 2000   Description of Capital Stock    No
                    (Item 5)








Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Maxim Pharmaceuticals,  Inc.

Date:  May 15, 2000                  /s/ Dale A. Sander
                                    -----------------------------------
                                    Dale A. Sander
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer
                                    and Officer duly authorized to sign this
                                    report on behalf of the registrant)