Form 10-Q
period 2000-06-30
MAXIM PHARMACEUTICALS INC
filed 2000-08-14
CIK 1013351

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 1-14430

                           MAXIM PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)



          DELAWARE                                87-0279983
--------------------------------------------------------------------------------
 (State of incorporation)             (I.R.S. Employer Identification No.)


           8899 UNIVERSITY CENTER LANE, SUITE 400, SAN DIEGO, CA 92122
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (858) 453-4040
--------------------------------------------------------------------------------
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

As of August 11, 2000, the registrant had 22,864,870 shares of Common Stock, $.001 par value, outstanding.

                   MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARY
                          (A Development Stage Company)



                                 INDEX

PART I - FINANCIAL INFORMATION                                                      PAGE
     Item 1.      Financial Statements

                  Consolidated Balance Sheets -
                  June 30, 2000 (unaudited) and September 30, 1999 ....................1

                  Consolidated Statements of Operations (unaudited) -
                  Three Months and Nine Months Ended June 30, 2000 and 1999
                  and from Inception (October 23, 1989) to
                  June 30, 2000........................................................2

                  Consolidated Statements of Cash Flows (unaudited) -
                  Nine Months Ended June 30, 2000 and 1999
                  and from Inception (October 23, 1989) to
                  June 30, 2000........................................................3

                  Notes to Consolidated Financial Statements...........................4

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........................7

     Item 3.      Quantitative and Qualitative Disclosures About
                  Market Risk..........................................................9

PART II - OTHER INFORMATION


     Item 2.      Changes in Securities and Use of Proceeds...........................11

     Item 6.      Exhibits and Reports on Form 8-K....................................11

SIGNATURE         ....................................................................12

CONSOLIDATED BALANCE SHEETS

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARY  (A DEVELOPMENT STAGE COMPANY)


                                                                                JUNE 30, 2000         September 30, 1999
                                                                              ------------------      ------------------
                                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                     $ 106,033,260            $  6,543,977
    Short-term investments in marketable securities                                  91,719,597              11,398,363
    Accrued interest and other current assets                                         3,986,997               2,800,611
                                                                                  -------------            ------------
         Total current assets                                                       201,739,854              20,742,951

Property and equipment, net                                                           3,445,541               1,473,807
Patents and licenses, net                                                             1,229,808               2,002,349
Goodwill and intangible assets, net                                                  36,687,788                       -
Deposits and other assets                                                               332,884                 296,234
                                                                                  -------------            ------------
         Total assets                                                             $ 243,435,875            $ 24,515,341
                                                                                  -------------            ------------
                                                                                  -------------            ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                              $  11,857,581            $  8,090,832
    Accrued expenses                                                                  3,649,068               3,630,306
    Accrued dividends                                                                         -                 482,844
    Note payable                                                                              -                  79,129
    Current portion of long-term debt                                                   400,199                 480,640
                                                                                  -------------            ------------
      Total current liabilities                                                      15,906,848              12,763,751

    Long-term debt, less current portion                                                796,325                 908,380

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value, 5,000,000 shares authorized:
      Series A convertible preferred stock, $.001 par value; none and
         206,874 shares issued and outstanding at June 30, 2000
         and September 30, 1999, respectively                                                 -                     207
    Common stock, $.001 par value,  40,000,000 shares authorized;
      22,739,736 and 10,205,697 shares issued and outstanding at
      June 30, 2000 and September 30, 1999, respectively                                 22,740                  10,206
    Additional paid-in capital                                                      377,347,640              92,818,050
    Deficit accumulated during the development stage                               (150,227,681)            (81,912,974)
    Deferred compensation                                                                  (736)                 (2,943)
    Accumulated other comprehensive loss                                               (409,261)                (69,336)
                                                                                  -------------            ------------
      Total stockholders' equity                                                    226,732,702              10,843,210
                                                                                  -------------            ------------
         Total liabilities and stockholders' equity                               $ 243,435,875            $ 24,515,341
                                                                                  -------------            ------------
                                                                                  -------------            ------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

MAXIM PHARMACEUTICALS, INC.AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY)

                                                                                                                     From Inception
                                                                                                                  (October 23, 1989)
                                                      Three Months Ended                  Nine Months Ended             Through
                                                           June 30                            June 30                   June 30,
                                                   2000              1999             2000               1999            2000
                                                 -------------   -------------     -------------  -------------   ------------------

Research and collaboration revenue               $     140,250     $   707,300     $     427,750   $    890,300     $   4,632,301

Operating expenses:
     Research and development                        8,924,323       9,617,430        27,707,661     27,046,189        99,846,447
     Marketing and business
        development                                  1,226,832         435,332         2,420,008      1,327,827         6,028,781
     General and administrative                      1,307,112         704,164         3,163,956      2,323,239        18,055,546
     Amortization of goodwill and other
        acquisition-related intangible assets          106,367               -           106,367              -           106,367
     Purchased in-process technology                42,300,000               -        42,300,000              -        42,300,000
                                                 -------------     -----------     -------------   ------------   ---------------
        Total operating expenses                    53,864,634      10,756,926        75,697,992     30,697,255       166,337,141

 Other income (expense):
     Investment income                               3,344,358         133,802         4,850,273        834,469         9,335,643
     Gain on sale of assets                          2,146,502               -         2,146,502              -         4,434,976
     Interest expense                                   (2,198)        (35,526)          (51,503)      (112,545)       (2,268,031)
     Other income (expense)                                  -          19,918            10,263         19,918           (25,429)
                                                 -------------     -----------     -------------   ------------   ---------------
        Total other income                           5,488,662         118,194         6,955,535        741,842        11,477,159
                                                 -------------     -----------     -------------   ------------   ---------------

 Net loss before preferred stock dividends         (48,235,722)     (9,931,432)      (68,314,707)   (29,065,113)     (150,227,681)
                                                 -------------     -----------     -------------   ------------   ---------------

    Dividends on preferred stock                             -               -         5,012,839              -         5,495,683
                                                 -------------     -----------     -------------   ------------   ---------------
 Net loss applicable to common stock             $ (48,235,722)    $(9,931,432)    $ (73,327,546)  $(29,065,113)    $(155,723,364)
                                                 -------------     -----------     -------------   ------------   ---------------
                                                 -------------     -----------     -------------   ------------   ---------------
 Basic and diluted net loss per share of
     common stock                                $       (2.26)    $     (0.97)    $       (4.48)  $      (2.90)
                                                 -------------     -----------     -------------   ------------
                                                 -------------     -----------     -------------   ------------

 Weighted average shares outstanding                21,297,651      10,200,976        16,383,642     10,036,609
                                                 -------------     -----------     -------------   ------------


 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY)


                                                                                                    From Inception
                                                                  Nine Months Ended               (October 23, 1989)
                                                                      June 30                          Through
                                                           --------------------------------            June 30,
                                                                2000             1999                   2000
                                                           ---------------  ---------------       -----------------
OPERATING ACTIVITIES:
 Net loss                                                   $ (68,314,707)   $ (29,065,113)       $ (150,227,681)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
      Depreciation and amortization                               637,624          498,181             2,767,985
      Purchased in-process technology                          42,300,000                -            44,946,166
      Amortization of premium (discount) on investments          (105,462)         193,612               429,823
      Common stock and stock options issued as compensation       329,862          156,746               948,987
      Stock contributions to 401(k) plan                           63,488           52,039               162,580
      Gain on sale of technology                               (2,136,502)               -            (2,136,502)
      Net book value of disposed assets                             3,565            2,922               213,851
      Loss on write-off of patents                                      -                -               406,580
      Gain on sale of subsidiary                                        -                -            (2,288,474)
      Other                                                             -                -              (283,658)
      Cumulative effect of reorganization                               -                -             1,152,667
      Changes in operating assets and liabilities:
         Accrued interest and other current assets             (1,124,529)         265,363            (3,337,653)
         Deposits and other assets                                  9,675         (976,499)             (829,362)
         Accounts payable                                       1,160,752         (895,891)            9,251,583
         Accrued expenses                                        (869,978)       1,455,919             2,781,538
                                                            --------------   --------------       --------------
            Net cash used in operating activities             (28,046,212)     (28,312,721)          (96,041,570)

 INVESTING ACTIVITIES:
 Purchases of marketable securities                           (97,644,697)      (7,889,573)         (179,883,731)
 Sales and maturities of marketable securities                 18,116,900       26,517,000            88,352,950
 Additions to patents and licenses                               (192,079)        (477,969)           (3,417,041)
 Purchases of property and equipment                             (677,921)        (238,763)           (3,641,762)
 Cash acquired in acquisition of business                               -                -               985,356
 Net proceeds from sale of technology                           2,955,000                -             2,955,000
 Proceeds from sale of diagnostic division                              -                -               496,555
                                                            --------------   --------------       --------------
      Net cash provided (used) by investing activities        (77,442,797)      17,910,695           (94,152,673)

 FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock                   183,944,850        1,082,881           250,149,571
 Net proceeds from issuance of preferred stock                 22,551,508                -            41,298,009
 Payment of preferred stock dividends                            (302,361)               -              (302,361)
 Proceeds from issuance of notes payable and
      long-term debt                                                    -          444,434             6,432,078
 Payments on notes payable and long-term debt                  (1,351,646)        (346,987)           (5,138,019)
 Proceeds from issuance of notes payable to
      related parties                                                   -                -             4,982,169
 Payments on notes payable to related parties                           -                -            (1,329,885)
                                                            --------------   --------------       --------------
      Net cash provided by financing activities               204,842,351        1,180,328           296,091,562
                                                            --------------   --------------       --------------
 Net increase (decrease) in cash and cash equivalents          99,353,342       (9,221,698)          105,897,319

 Cash and cash equivalents at beginning of period               6,679,918       11,217,429                     -
                                                            --------------   --------------       --------------

 Cash and cash equivalents at end of period                 $ 106,033,260      $ 1,995,731        $  105,897,319
                                                            --------------   --------------       --------------
                                                            --------------   --------------       --------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY)

1.  PRINCIPLES OF INTERIM PERIOD REPORTING

Maxim Pharmaceuticals, Inc. (the "Company") has not earned significant revenues from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7").

In the opinion of the Company, the unaudited consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the consolidated financial position of the Company as of June 30, 2000, and the consolidated results of operations for the three months and nine months ended June 30, 2000 and 1999 and from inception (October 23, 1989) to June 30, 2000. The consolidated results of operations for the three months and nine months ended June 30, 2000 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended September 30, 1999.

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

3.  TOTAL OTHER COMPREHENSIVE LOSS

Total other comprehensive loss for the three months and nine months ended June 30, 2000 was $48,431,791 and $73,667,471, respectively. The difference between total other comprehensive loss and net loss attributable to common stock was composed entirely of unrealized losses on available-for-sale securities. Total other comprehensive loss for the same periods of the prior year were equal to net loss attributable to common stock.

4.  NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share of common stock is computed by dividing the net loss after deduction for dividends on preferred stock by the weighted average number of shares of common stock outstanding during the period. All common equivalent shares from stock options and warrants, totaling 3,318,057 and 3,982,420 shares for the quarters ended June 30, 2000 and 1999, respectively, are excluded from the calculation of diluted loss per share because their effect is antidilutive. As a result, diluted net loss per share of common stock is equal to basic net loss per share of common stock.

5.  ACQUISITION

On June 16, 2000 the Company acquired all of the outstanding capital stock of Cytovia, Inc. ("Cytovia"), a privately held biopharmaceutical research company focused on the discovery and development of caspase inhibitors and activators, novel drugs that modulate programmed cell death. The transaction was accounted for as a purchase. The total purchase price was approximately $77.6 million, representing the value of the 1,533,486 shares of stock of the Company issued to effect the purchase, the value of the vested and unvested options and warrants assumed at the closing date and estimated transaction costs. The preliminary allocation of the purchase price, based on the estimated fair values of the acquired assets and assumed liabilities and an independent appraisal of intangible assets, consists of the following:


         Goodwill...............................................................$36,045,155
         Assembled workforce....................................................    749,000
         In-process technology.................................................. 42,300,000
                                                                                -----------
              Total allocated to intangibles....................................$79,094,155
                                                                                ===========

The Company expects to finalize the purchase price allocation within one year and does not anticipate material adjustments to the preliminary purchase price allocation. Amounts allocated to goodwill and assembled workforce are amortized on a straight-line basis over their estimated useful lives of 15 years and 5 years, respectively.

Purchased in-process technology was expensed upon acquisition because technological feasibility had not been established and no further alternative uses existed. The value of in-process technology was calculated by identifying research projects in areas for which technological feasibility had not been established, estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such products, discounting the net cash flows to present value, and applying the reduced percentage completion of the projects thereto. The discount rate used in the analysis was 40% and was based on the risk profile of the acquired assets.

All purchased research and development projects related to Cytovia's family of drug candidate compounds that serve as inhibitors and activators of caspases, key enzymes that modulate and carry out the cellular signaling pathways involved in programmed cell death, also known as apoptosis. The purchased research and development projects relate to the use of these compounds to induce apoptosis as a method of treating certain cancers, or to prevent apoptosis as a method of treating certain degenerative diseases such as myocardial infarction or the side effects of chemotherapy and radiation therapy in cancer patients. Key assumptions used in the analysis of the chemotherapeutic agent included gross margins averaging approximately 80%. As of the date of the acquisition, the projects were expected to be completed and commercially available in the U.S. between 2004 and 2007 depending upon the specific disease target, with an estimated net cost to complete totaling approximately $150 million.

The major risk associated with the timely completion and commercialization of these products is the ability to confirm the safety and efficacy of the technology based on the data of long-term clinical trials. If these projects are not successfully developed, the future value of the technologies may be adversely affected. Additionally, the value of the other intangible assets acquired may become impaired.

The Company believes that the assumptions used to value the acquired intangibles were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project revenues, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, among other, actual results may vary from the projected results.

The consolidated financial statements include the operating results of Cytovia from the date of acquisition. Unaudited pro forma operating results for the Company, assuming the acquisition of Cytovia had been made at the beginning of the periods presented, are as follows:


                                                                Pro forma for the periods ended
                                                                         June 30, 2000
                                                                -------------------------------
                                                               Three Months         Nine Months
                                                                  Ended                Ended
                                                               ------------         ------------
Research and collaboration revenue                             $     140,250        $      427,750
Net loss                                                       $ (10,814,150)       $  (41,800,246)
Net loss per share                                             $       (0.48)       $        (2.34)
Shares used in calculating net loss per share                     22,578,362            17,833,175

The pro forma net loss and net loss per share amounts for each period above exclude the acquired in-process technology as it is a nonrecurring charge. These pro forma results have been prepared for comparative purposes only and may not be indicative of the results of operations which actually would have occurred had the combination been in effect at the beginning of the respective periods or of future results of operations of the consolidated entities.

6.  DISPOSITION OF ASSETS

In April 2000 the Company completed an agreement to sell all assets, including the patent, license and other intellectual technology property rights, underlying its MaxVax(TRADEMARK) mucosal vaccine technology for $3 million. The Company recorded a gain on the transaction of approximately $2.1 million in the current quarter.

7.  STOCKHOLDERS' EQUITY

COMMON STOCK OFFERING -- On February 28, 2000 the Company completed a follow-on public offering in which it sold 3,205,000 shares of common stock at a price of $55.00 per share. The Company received net proceeds of approximately $165,000,000 after underwriting discounts and other issuance costs.

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

AUTOMATIC CONVERSION OF SERIES A PREFERRED -- In July 1999 the Company sold 206,874 shares of Series A Convertible Preferred Stock ("Series A Preferred") in a private transaction at a price of $97.25 per share. Each share of Series A Preferred was convertible into 10 shares of the Company's common stock at a price of $9.725 per share of common stock and had an annual dividend of 12%. The Company had the right to convert the Series A Preferred into common stock at any time subsequent to 90 days after issuance. On November 15, 1999 the Company effected the automatic conversion of the Series A Preferred. The conversion of the Series A Preferred resulted in the issuance of 2,294,820 shares of common stock, 226,080 of which related to the settlement of dividend and conversion obligations. The Company recorded $2,497,567 in dividends over the life of the Series A Preferred, of which $2,014,722 was recorded during the six months ended March 31, 2000. Of the total Series A Preferred dividends, $298,938 were paid in cash, and the remainder were paid through the issuance of common stock.

SHARES ISSUED UPON EXERCISE OF COMMON STOCK OPTIONS AND WARRANTS - During the nine months ended June 30, 2000, the Company issued 2,187,546 shares of common stock upon the exercise of warrants and 275,797 shares of common stock upon the exercise of options resulting in proceeds of $17,361,563 and $1,754,456, respectively.

8.  TERM LOANS

In February 2000, the Company repaid two bank term loans with outstanding principal totaling approximately $1.1 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY)


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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999

RESEARCH AND COLLABORATION REVENUE -- Research and collaboration revenue for the quarter ended June 30, 2000 was $140,250, compared to $707,300 for the same period in the prior year. Research and collaboration revenue for the nine-month period ended June 30, 2000 totaled $427,750, compared to $890,300. Current year revenue consists of collaborative support related to our clinical trials. Prior year activity includes the collaborative support and marketing fees for exclusive Maxamine(REGISTRATION MARK) (histamine dihydrochloride) marketing rights for the territories of Australia and New Zealand.

RESEARCH AND DEVELOPMENT EXPENSES -- Research and development expenses for the quarter ended June 30, 2000, were $8,924,000, a decrease of $693,000, or 7%, from the same period in the prior year. Research and development expenses relate primarily to three Phase III cancer clinical trials and four Phase II clinical trials of MAXAMINE. The current quarter decrease in expense results from the completion of the U.S. Phase III trial in the prior quarter and the sale of the MaxVax(TRADEMARK) mucosal vaccine technology program in April of the current quarter.

For the nine months ended June 30, 2000, research and development expenses were $27,708,000, an increase of $661,000, or 2%, over the same period of the prior year. The current year increase in expense relates to the increased resources we employed to complete on a timely basis the U.S. Phase III trial for the treatment of advanced malignant melanoma. The remaining increase related to our efforts to complete other activities associated with the preparation of a New Drug Application related to the advanced malignant melanoma clinical trial filed with the Food and Drug Administration in July 2000. In addition, the current year includes efforts associated with two clinical trials commenced in 1999, a Phase II clinical trial in hepatitis C and a Phase II trial in advanced malignant melanoma. Costs associated with these trials include clinical trial site and contract research organization costs, hiring additional clinical and development personnel and other clinical costs.

MARKETING AND BUSINESS DEVELOPMENT AND GENERAL AND ADMINISTRATIVE EXPENSES -- Marketing and business development expenses for the quarter ended June 30, 2000 were $1,227,000, an increase of $792,000, or 182%, over the same quarter of the prior year. This increase was due to additional personnel and other resources devoted to preparation for the potential market launch of MAXAMINE, including market evaluations, sales launch planning and corporate partnering efforts. For the quarter ended June 30, 2000, general and administrative expenses were $1,307,000, an increase of $603,000, or 86%, over the same period in the prior year due to general expenses associated with our expanded operations.

Marketing and business development expenses for the nine-month period ended June 30, 2000 totaled $2,420,000 an increase of $1,092,000, or 82%, over the same period of the prior year. General and administrative expenses for the nine-month period ended June 30, 2000 were $3,164,000, an increase of $841,000, or 36% over the same period of the prior year. These increases resulted from the expanded activities described above.

AMORTIZATION OF GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS -- Amortization of goodwill and other intangible assets totaled $106,000 for both the three month and the nine month periods ended June 30, 2000. There was no such amortization for the prior year. The amortization relates to intangible assets recorded in connection with the acquisition of Cytovia in June 2000. The Company acquired all of the outstanding capital stock of Cytovia, Inc. ("Cytovia"), a privately held biopharmaceutical research company focused on the discovery and development of caspase inhibitors and activators, novel drugs that modulate programmed cell death. The transaction was accounted for as a purchase. The total purchase price was approximately $77.6 million, representing the value of the 1,533,486 shares of stock of the Company issued to effect the purchase, the value of the vested and unvested options and warrants assumed at the closing date and estimated transaction costs. The preliminary allocation of the purchase price, based on the estimated fair values of the acquired assets and assumed liabilities and an independent appraisal of intangible assets, consists of acquired goodwill of $36.0 million, other intangible assets of $0.7 million and purchased in-process technology of $42.3 million. The Company expects to finalize the purchase price allocation within one year and does not anticipate material adjustments to the preliminary purchase price allocation. Amounts allocated to goodwill and other intangible assets are amortized on a straight-line basis over their estimated useful lives of 15 years and 5 years, respectively.

PURCHASED IN-PROCESS TECHNOLOGY -- Purchased in-process technology of $42,300,000 for both the three month and the nine month periods ended June 30, 2000 resulted from the purchase accounting adjustments related to the acquisition of Cytovia in June 2000 discussed above. Purchased in-process technology was expensed upon acquisition because technological feasibility had not been established and no further alternative uses existed. The value of in-process technology was calculated by identifying research projects in areas for which technological feasibility had not been established, estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such products, discounting the net cash flows to present value, and applying the reduced percentage completion of the projects thereto. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology.

OTHER INCOME (EXPENSE) - Investment income was $3,344,000 for the quarter ended June 30, 2000, an increase of $3,211,000, or 2399%, from the same period in the prior year. This increase was a result of interest earned on the proceeds of the follow-on public offering completed in February 2000 and the preferred stock offering in November 1999. Interest expense for the quarter ended June 30, 2000 was $2,000, a decrease of $33,000, or 94%, from the same period of the prior year. This decrease resulted from the February 2000 repayment of approximately $1.1 million of bank notes payable.

Investment income totaled $4,850,000 for the nine-month period ended June 30, 2000, compared to $834,000 for the same period of the prior year. The increase of $4,016,000, or 481%, resulted from the investment income on the offering proceeds described above. Interest expense for the nine-month period ended June 30, 2000 totaled $52,000, a decrease of $61,000, or 54%, from the same period of the prior year as a result of the repayment of debt described above.

NET LOSS - Net loss before preferred stock dividends and net loss attributable to common stock for the quarter ended June 30, 2000 totaled $48,236,000, an increase of $38,304,000, or 386%, over the prior year. This increase resulted primarily from the $42,300,000 write-off of purchased in process technology and the amortization of intangibles, both related to the acquisition of Cytovia described above.

Net loss before preferred stock dividends for the nine months ended June 30, 2000 totaled $68,315,000, an increase of $39,250,000, or 135%, over the same period of the prior year as a result of the Cytovia purchase accounting adjustments. Net loss attributable to common stock for the nine months ended June 30, 2000 totaled $73,328,000, an increase of $44,262,000, or 152%, over the same period in the prior year. The increases are attributable to the purchase accounting adjustments related to the acquisition of Cytovia and the preferred stock dividends described below.

During the nine months ended June 30, 2000, we exercised our right to convert our Series A and Series B preferred stock into common stock. As required in the event of an automatic conversion, we paid the holders upon conversion, in cash or additional shares of Series A or Series B preferred stock at the option of the holder, an amount equal to the dividends that would have been paid had the Series A or Series B preferred stock remained outstanding for one year after issuance. We recorded $5,013,000 in dividends associated with the Series A and Series B preferred stock during the nine months ended June 30, 2000, of which $4,494,000 related to the settlement of dividend obligations resulting from the automatic conversion to common stock. Of the total Series A and Series B preferred stock dividends recorded during the nine months, $66,000 was paid in cash, and the remainder was paid through the issuance of securities. No preferred stock remains outstanding at June 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

As a development stage enterprise, we anticipate incurring substantial additional losses over at least the next several years due to, among other factors, the need to expend substantial amounts on our ongoing and planned clinical trials, preparation for the planned market launch of MAXAMINE, other research and development activities including the caspase modulator program acquired as part of the Cytovia purchase, and related marketing, business development and general corporate expenses. We have financed our operations primarily through the sale of our equity securities, including an initial public offering in 1996, an international follow-on public offering in 1997, private offerings of preferred stock in July and November 1999 and a follow-on public offering in February 2000 that provided us with total net proceeds of approximately $276 million.

As of June 30, 2000, we had cash, cash equivalents and investments totaling approximately $197.8 million. For the nine months ended June 30, 2000, net cash used in our operating activities was approximately $25.1 million. Our cash requirements may fluctuate in future periods as we conduct additional research and development activities including clinical trials, other research and development activities, and efforts associated with the commercial launch of any products that are approved for sale by government regulatory bodies. Among the activities that may result in an increase in cash requirements are the two Phase III cancer clinical trials and four Phase II clinical trials of MAXAMINE currently underway, the research related to the caspase modulator and other earlier-stage programs and preparation for the planned market launch of MAXAMINE.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is principally confined to our cash equivalents and investments that have maturities of less than two years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. A hypothetical 100 basis point change in interest rates during the quarter ended June 30, 2000 would have resulted in approximately a $506,000 change in net loss. We have not used derivative financial instruments in our investment portfolio.

NEW ACCOUNTING STANDARD AND ACCOUNTING BULLETIN

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes certain of the SEC1s staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 provides that specific facts and circumstances may result in nonrefundable fees received under collaborative agreements not being recognized as revenue upon payment, but instead recognized as revenue over future periods, which could extend beyond the initial contractual period. We do not believe the adoption of SAB No. 101 will have a material impact on our financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133, as amended by statement of Financial Accounting Standards Nos. 137 and 138, requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value and is effective on January 1, 2001. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. We do not believe the adoption of Statement No. 133 will have a material impact on our financial statements.

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

(b) Recent Sales of Unregistered Securities

    On June 16, 2000, we acquired all the outstanding stock of Cytovia, Inc. Under the terms of the related agreement, all of the outstanding stock of Cytovia was exchanged for approximately 1,533,486 shares of our Common Stock. At the time of the transaction, the shares of Common Stock issued to the former Cytovia stockholders were not registered under the Securities Act because the transaction involved a non-public offering exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. On July 14, 2000, we filed a registration statement on Form S-3 to cover the potential resale of the shares of Common Stock issued pursuant to the agreement.

(c) During the quarter ended June 30, 2000, the Company issued 6,666 shares of common stock upon exercise of warrants at an exercise price of $3.00 per share. The Company issued such shares in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

(d) Of the net offering proceeds to the Company of $34,782,000, including $18,220,000 received at the time of the initial public offering and $16,562,000 received upon subsequent exercises of Redeemable Warrants, through June 30, 2000, the following payments have been made:



                                                             (A)                   (B)
Purchase and installation of                                              $  1,263,000
machinery and equipment

Repayment of indebtedness                               $289,000          $  2,227,000

Interest earning bonds and securities                                                -

Research and development expenses                                         $ 25,565,000

Business development expenses                                             $  1,553,000

General and administrative                                                $  2,951,000

Intellectual property                                                     $    934,000

(A) Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.

(B)   Direct or indirect payments to others.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a)       EXHIBITS


   EXHIBIT NUMBER            DESCRIPTION OF EXHIBIT
   --------------            ----------------------
      27.1                  Financial Data Schedule


b.)      REPORTS ON FORM 8-K


DATE OF REPORT               DESCRIPTION OF EXHIBIT                 FINANCIAL STATEMENTS FILED
--------------               ----------------------                 --------------------------
June 30, 2000                Acquisition of Cytovia, Inc.           Yes
                             (Item 2)

















Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Maxim Pharmaceuticals,  Inc.

Date:  August 14, 2000              /s/ Dale A. Sander
                                    -------------------------
                                    Dale A. Sander
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer and Officer
                                    duly authorized to sign this report
                                    on behalf of the registrant)