Form 10-K
period 2000-09-30
MAXIM PHARMACEUTICALS INC
filed 2000-12-28
CIK 1013351

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000       Commission File No. 1-14430

MAXIM PHARMACEUTICALS, INC.
(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0279983 (I.R.S. Employer Identification Number)

8899 University Center Lane, Suite 400
San Diego, California 92122
(858) 453-4040
(Address, including zip code, and telephone number,
including area code, of Registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value Redeemable Common Stock Purchase Warrants	NASDAQ National Market NASDAQ National Market

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of the voting stock held by persons considered by the registrant for this purpose to be nonaffiliates of the registrant was approximately $111,429,443 on December 27, 2000, when the closing price of such stock, as reported in the Nasdaq National Market, was $5.6875. This number is provided only for the purposes of this report and does not represent an admission by either the Registrant or any such person as to the status of such person.

   The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of December 27, 2000 was 23,208,970.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Certain portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2000, are incorporated into Part II hereof.

2.
Certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on March 7, 2001 to be filed with the Securities and Exchange Commission within 120 days after September 30, 2000, are incorporated into Part III hereof.

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are characterized by future or conditional verbs and include statements regarding the results of product development efforts, clinical trials and applications for marketing approval of pharmaceutical products, and the scope and success of future operations. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under "Risk Factors" and elsewhere in this Form 10-K for the year ended September 30, 2000, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the need for additional financing, and the dependence upon collaborative partners. We do not assume any obligation to update forward-looking statements as circumstances change.

PART 1

ITEM 1. BUSINESS

    Maxim Pharmaceuticals, Inc. is referred to throughout this report as "Maxim", the "Company", "we" or "us".

Overview

    We are a late-stage biopharmaceutical company developing advanced drugs and therapies for cancer, infectious diseases, degenerative diseases and topical disorders.

    Our lead drug candidate Ceplene™ (histamine dihydrochloride, formerly known as "Maxamine®") is designed to improve immunotherapy by protecting critical immune cells, and is administered in combination with cytokines, a class of proteins that stimulate these same immune cells. Because Ceplene impacts basic immune functions, it may have the potential to be used in a broad range of cancers and infectious diseases that can be recognized by the immune system. Ceplene is currently being tested in two Phase 3 clinical trials and five Phase 2 clinical trials. At least four additional Phase 3 trials are currently planned. More than 1,300 patients have participated in our completed and ongoing clinical trials in advanced metastatic melanoma, acute myelogenous leukemia, hepatitis C and renal cell carcinoma. Clinical results to date have suggested that therapy with the administration of Ceplene in combination with cytokines is a well-tolerated, at-home treatment that can improve patient survival.

    In July 2000, we submitted a New Drug Application (NDA) to the FDA seeking approval to market Ceplene in the United States for the treatment of patients with advanced metastatic melanoma with liver metastases. In December 2000, the Oncologic Drugs Advisory Committee (ODAC) to the U.S. Food and Drug Administration (FDA) declined to recommend approval of Ceplene for the treatment of patients with advanced metastatic melanoma that have liver metastases. Although the Ceplene U.S. Phase 3 study demonstrated a significant survival benefit in this patient population, the results were not considered adequate by the FDA as a single study to support approval. We will work with the FDA to develop a strategy, which may include additional clinical research in melanoma patients with liver metastases, to support the approvability of this drug candidate.

    In March 2000, we completed our 305-patient U.S. Phase 3 trial of Ceplene in advanced metastatic melanoma, the trial that formed the basis for our NDA submission. The Phase 3 trial demonstrated that combination therapy using Ceplene plus the cytokine interleukin-2 (IL-2) significantly improved the survival of advanced metastatic melanoma patients with liver metastases (p = 0.0040) and was safe. Treatment with the combination of Ceplene and IL-2 increased median survival from 5.0 to 9.1 months, tripled survival rates at 24 months, and improved quality of life over treatment with IL-2 alone in advanced metastatic melanoma patients with liver metastases.

    In September 2000, we announced the 48-week results from our Phase 2 dose-ranging study of Ceplene in combination with interferon-alpha (IFN-alpha) in the treatment of naïve, chronically infected hepatitis C patients. After 48 weeks of therapy, the combination of the optimal dosing regimen of Ceplene and IFN-alpha achieved a complete viral response in 61% of patients, compared to the 29% or less response that is commonly observed in patients treated with IFN-alpha alone. In August 2000, we entered into a comprehensive development collaboration with F. Hoffmann—La Roche to undertake the clinical development and approval of Ceplene in combination with Pegasys®, Roche's pegylated IFN-alpha agent. The collaboration program is expected to include four Phase 3 trials of the Ceplene and Pegasys combination targeting hepatitis C and certain cancers, and the agreement calls for Roche to absorb more than half of the costs associated with the clinical trials.

    We are also developing MaxDerm™, a Ceplene-related series of drug candidates for the treatment of certain topical disorders. Pilot studies in patients with oral mucositis showed that gels based upon the MaxDerm technology significantly reduced healing time for this serious side effect of chemotherapy and radiation therapy.

    Furthermore, through our proprietary high-throughput screening technology, we have identified compounds that may serve as inhibitors and activators of caspases, key enzymes that modulate and carry out the cellular signaling pathways involved in programmed cell death, also known as apoptosis. These compounds may act to induce apoptosis as a method of treating certain cancers, or to prevent apoptosis as a method of treating certain degenerative diseases such as myocardial infarction or the side effects of chemotherapy and radiation therapy in cancer patients. More than 20 anti-cancer product candidates have been identified to date through this high-throughput screening technology, including the CV2105 series of compounds that was licensed to BioChem Pharma, Inc. This license agreement requires that BioChem make licensing, research and milestone payments to Maxim totaling up to $55 million upon successful commercialization of the the compound for treatment of two cancer indications, as well as pay a royalty on product sales.

Ceplene—Drug Candidate for Cancer and Infectious Diseases

Overview

    Treatment with Ceplene is based upon the discovery of a universal mechanism that suppresses the capacity of the immune system to detect and destroy tumor cells or virally infected cells in many patients with cancer and chronic infectious diseases. Ceplene, based on the naturally occurring molecule histamine, is designed to reverse this immune suppression and protect critical immune cells. Ceplene is administered in combination with cytokines, a class of proteins that stimulate these same immune cells. This combination of actions provided by the Ceplene/cytokine treatment is designed to improve the immune system's ability to identify, disable and destroy malignant or infected cells, thereby improving patient treatment.

    Because Ceplene impacts basic immune functions, it has the potential to be used in a broad range of cancers and infectious diseases that can be recognized by the immune system. More than 1,300 patients have been treated in our 15 completed and ongoing clinical trials of Ceplene in combination with cytokines such as interleukin-2 (IL-2) and interferon-alpha (IFN-alpha):

  •
  advanced metastatic melanoma, the most deadly form of skin cancer;

  •
  acute myelogenous leukemia, the most common acute adult leukemia;

  •
  renal cell carcinoma, a deadly cancer of the kidneys;

  •
  multiple myeloma, a cancer of the bone marrow; and

  •
  hepatitis C, the leading blood-borne viral infection in the United States.

    In addition to extending survival, maintaining the quality of a patient's life during treatment is an important objective of combination therapy with Ceplene. Some current treatments for cancer and some infectious diseases are as harsh as the illnesses themselves, forcing patients to make the difficult choice of whether to continue therapy. Ceplene can be safely administered by most patients in their own homes.

Ceplene Mechanism of Action

    Ceplene is an immuno-modulator that protects critical immune cells, and in our clinical trials has been administered in combination with cytokines such as IL-2 and IFN-alpha, agents that stimulate these same immune cells. This combination of action is designed to improve the immune system's ability to identify, disable and destroy malignant or infected cells. Ceplene is based on histamine, a naturally occurring molecule, and its usefulness in immunotherapy was first discovered by our collaborative scientists at the University of Göteborg, Sweden.

    Two kinds of immune cells, Natural Killer (NK) cells and cytotoxic T cells, possess an ability to kill and support the killing of cancer cells and virally infected cells, and much of the current practice of immunotherapy is based on the fact that IL-2 and IFN-alpha are potent stimulators of NK cells and T cells. Our researchers have shown, however, that NK cells and T cells are suppressed by phagocytic cells, another component of the body's immune system. Phagocytes are a class of white blood cells, which includes monocytes, macrophages and neutrophils, found in abundant quantities in and around tumors and areas of infection. The release of free radicals by phagocytes results in apoptosis, or programmed cell death, of NK cells and T cells, thereby destroying their cytotoxic capability and rendering the immune response against the tumor or virus largely ineffective.

    Ceplene is designed to modulate the immune system to protect NK cells and T cells, allowing immunotherapy to be more effective. When histamine, a natural molecule present in the body, or other molecules in the class known as histamine type-2 (H2) receptor agonists bind to the H2 receptor on the phagocytes, the production and release of free radicals is temporarily prevented. The prevention of the release of free radicals allows immune-stimulating agents, such as IL-2 and IFN-alpha, to activate NK cells and T cells more effectively, thus enhancing the killing of tumor cells or virally infected cells.

    Among the proprietary protections surrounding our Ceplene technology are U.S. and international patents and patent applications covering the use of histamine, upon which Ceplene is based, or any H2 receptor agonist in the treatment of cancer and infectious diseases in combination therapies, as well as patent applications covering the method of producing Ceplene, its mechanism of action and the use of H2 receptor agonists in other medical applications.

Potential Benefits of Ceplene

    The results from our completed U.S. Phase 3 study in advanced metastatic melanoma, and earlier stage results in our other disease targets, have suggested that combination therapy with Ceplene may be integral in the growing trend toward combination therapy for certain cancers and infectious diseases and may offer a number of important clinical and commercial advantages relative to current therapies or approaches, including:

  •
  Extending life. Our U.S. Phase 3 melanoma study and our other late-stage clinical trials of Ceplene have provided evidence of substantially improved therapeutic efficacy (extended survival and remission intervals) over approved therapies or standards of care.

  •
  Maintaining quality of life. Late-stage clinical trials indicated that Ceplene is safe in most patients and may reduce the toxic side effects of cytokines and other biological response modifiers, thereby allowing the maintenance of the patient's quality of life during outpatient therapy.

  •
  Outpatient administration. Ceplene can be self-administered subcutaneously on an outpatient basis by most patients, in contrast to the in-hospital administration required for many other therapies.

  •
  Cost effective. The delivery of combination therapy with Ceplene on an outpatient basis may eliminate the costs associated with in-hospital patient care. These factors, combined with the potential improvements in efficacy, contribute favorably to the assessment of benefit versus cost for this therapy.

Ceplene Clinical Trial Status

    The table below summarizes our current and completed clinical trial activities for each disease we currently target or may target in the future with Ceplene. We have 12 Phase 1/2 trials and three Phase 3 trials completed or currently underway and we currently plan to commence up to four additional Phase 3 trials. Our clinical trials are staged to provide multiple opportunities for approval of the drug candidate in future years.

Indication	Trial Number	Phase	Number of Patients (Enrollment Objective)	Status	Location
Advanced Metastatic Melanoma	MP-US-M01 MP-MA-0102 MP-M0103 MP-S01 MM2 MM1	Phase 3 Phase 3 Phase 2 advanced clinical research Phase 2 Phase 2 low-dose Phase 2 high-dose	305 241 126 (175) 38 (40) 27 16	Completed Ongoing, enrollment completed Ongoing Ongoing Completed Completed	United States Europe, Australia, Canada & Israel United States Europe Europe Europe
Acute Myelogenous Leukemia	MP-MA-0201 AML1	Phase 3 Phase 2	320 39	Ongoing, enrollment completed Completed	United States, Europe, Australia, Canada & Israel Europe
Renal Cell Carcinoma	MP-S02/S04 I-318-MA	Phase 2 controlled Phase 2 single arm Phase 1	37 (120) 48 6	Ongoing Ongoing, enrollment complete Completed	Europe Europe Europe
Multiple Myeloma		Phase 1	7	Completed	Europe
Hepatitis C	MP-MA-0405 MP-MA-S05	Phase 2 Phase 2 Phase 1	129 18 10	Ongoing, enrollment complete Ongoing Completed	Europe & Israel Israel Europe

Potential Cancer Indications for Ceplene

    Cancer comprises a large and diverse group of diseases resulting from the uncontrolled proliferation of abnormal, or malignant, cells. Most cancers will spread beyond their original sites and invade surrounding tissue and may also metastasize to more distant sites and ultimately cause death unless effectively treated. To be effective, cancer treatment must target not only the primary tumor site but also distant metastases. A report from the American Cancer Society, 2000 Cancer Facts and Figures, estimates that a total of approximately 1,220,100 new cases and approximately 552,200 deaths were expected for invasive cancers in the United States in 2000. Predominant forms of cancer include leukemia and lymphoma, breast, lung, urinary, prostate, melanoma, ovarian, colon, rectal and brain cancers. The National Cancer Institute estimates that the direct medical cost of treating cancer in the United States is $37 billion per year.

    Information regarding certain cancer indications is summarized below. These following estimates are for the cancers initially targeted by Ceplene based upon the American Cancer Society's 2000 Cancer Facts and Figures for the United States.

Estimated Incidence for Selected Cancers for 1999 for the United States

	Annual
	New Cases	Deaths
Malignant Melanoma	47,700	7,700
Acute Myelogenous Leukemia	9,700	6,800
Renal Cell Carcinoma	31,200	11,900
All Invasive Cancers	1,220,100	552,200

    Predominant methods of treating cancer generally include surgery, radiation therapy, chemotherapy and immunotherapy. Although these techniques have achieved success for certain cancers, particularly when detected in the early stages, each has drawbacks which may significantly limit its success in treating certain types and stages of cancer. For example, cancer may recur even after repeated attempts at surgical removal of tumors or after other treatment. Surgery may be successful in removing visible tumors but may leave smaller undetectable nests of cancer cells in the patient which continue to proliferate. Radiation and chemotherapy are relatively imprecise methods for the destruction of cancer cells because such therapies can kill both cancer cells and normal cells. Radiation and chemotherapy also have toxic side effects which may themselves be lethal to the patient. These toxic side effects may also restrict the application of these treatments to less than optimal levels required to ensure eradication of the cancer.

    The high number of cancer-related deaths indicates the need for more efficacious therapies for many patients. Many existing therapies have been approved on the basis that they shrink or limit the growth of tumors for a short period of time, but they have failed to demonstrate that they provide a survival benefit to patients. We believe, however, that increased patient survival is becoming the most important measurement of a drug's effectiveness.

Advanced Metastatic Melanoma

    Malignant melanoma is the most serious form of skin cancer and is one of the most rapidly increasing cancers in the world. There are approximately 47,700 new cases of melanoma and 7,700 deaths from the disease each year in the United States.

    In March 2000, we completed a 305-patient Phase 3 clinical trial of Ceplene in the United States for the treatment of advanced metastatic melanoma, a trial that commenced in 1997. In the Phase 3 trial, advanced metastatic melanoma patients were treated with a combination of Ceplene and IL-2, while patients in the control group were treated with the same dose of IL-2 alone. More than 50 clinical sites in the United States participated in the study.

    The purpose of the multi-center, controlled trial was to demonstrate that Ceplene improves the efficacy of IL-2, an immunotherapeutic agent already approved for the treatment of advanced metastatic melanoma. The primary endpoint of the Phase 3 trial was survival duration evaluated through application of the unadjusted Log-Rank Test to Kaplan Meir survival curves, evaluated in two primary populations:

  •
  All patients who entered the study (305 patients)

  •
  All patients who entered the study with liver metastases (129 patients)

    The Phase 3 trial demonstrated that combination therapy using Ceplene plus IL-2 significantly improved the survival of advanced metastatic melanoma patients with liver involvement as highlighted in the following table.

		Percentage of Patients Alive
	Median Survival	1 Year	2 Years	Log Rank Test	Multivariate Analysis
IL-2 Alone	5.0 months	19%	7%
				P=0.0040 (a)	p=0.0018 (b)
Ceplene + IL-2	9.1 months	40%	26%

  (a)
  The p-value adjusted for the use of two primary populations in the study equals 0.0080.

  (b)
  Represents the result from the Log-Rank Test adjusted for significant demographic and prognostic characteristics of the two arms of the study.

    For all patients entering the study, treatment with the Ceplene/IL-2 combination improved survival over treatment with IL-2 alone, with a trend toward significance (p = 0.0526 after 18 months of follow up). This data is promising but did not achieve the p = 0.05 threshold for statistical significance, therefore we applied for approval in the United States only for the patient population that achieved statistically significance, the patients with liver metastases.

    We are also conducting a follow-on U.S. Phase 2 study (M0103) in the United States in advanced metastatic melanoma designed to support and confirm the results of the Phase 3 study. This study was commenced subsequent to completion of enrollment of the U.S. Phase 3 study to provide the top-enrolling centers in the Phase 3 study a vehicle to allow them to continue to treat new patients with the Ceplene combination. All patients enrolled in this study have similar inclusion criteria and are treated with the Ceplene/IL-2 combination using the same protocol as the U.S. Phase 3 trial, and 126 patients have been enrolled to date. Also, included in the M0103 study is additional research regarding the biologic activity underlying the mechanism of action for the Ceplene combination therapy. At September 2000, the latest date of evaluation, the 33 liver metastases patients enrolled in the M0103 study have achieved a 10.0-month median survival, consistent with the results of the U.S. Phase 3 study.

    Patient quality of life was a key secondary endpoint evaluated in the U.S. Phase 3 study. The advanced-stage malignant melanoma patients in this Phase 3 study were allowed to treat themselves at home. Results for the Phase 3 study indicated that treatment with Ceplene and lower-dose IL-2 had substantially less toxicity than the high-dose regimens under which IL-2 was originally approved. An analysis of key grade 3 and 4 serious adverse events, incidents that required either hospitalization or medical care, suggested that Ceplene improved mean survival without any significant additional toxicity.

U.S. Phase 3 Advanced Metastatic Melanoma Trial
Key Grade 3 and 4 Serious Adverse Events

	U.S. Phase 3 Study
Event	IL-2 Alone	Ceplene + IL-2	High-Dose IL-2 Historic Data
Hypotension	1%	1%	45%
Diarrhea	3%	1%	32%
Vomiting	5%	6%	37%
Confusion	3%	2%	13%
Renal Oliguria	0%	0%	39%
Thrombocytopenia	1%	1%	17%

    Based on the Phase 3 results, in July 2000 we submitted our NDA to the FDA seeking approval to market Ceplene in the United States as an adjuvant to IL-2 for the treatment of advanced metastatic melanoma with liver metastases. In September, the FDA informed us that the NDA had been assigned priority review status and that the NDA would be reviewed under accelerated approval statutes. On December 13, 2000, the ODAC panel declined to recommend approval of Ceplene for this indication. The panel's recommendation, although not binding, will be considered by the FDA in its priority review of the NDA.

    During the ODAC meeting, the FDA expressed concerns regarding certain issues related to the U.S. Phase 3 trial, including patient randomization and purported demographic and prognostic imbalances between the Ceplene and control arms of the study. The FDA suggested that purported imbalances influenced the survival benefit that our researchers reported for the patients with liver metastases treated with the Ceplene combination. The FDA also indicated that an additional clinical research focusing on metastatic melanoma patients with liver metastases may be required to support approval.

    We have not had the opportunity to review all of the underlying components and details of the analyses performed by the FDA, and the FDA results differ from the analyses we performed under the statistical plan approved by the FDA for the Phase 3 trial. The analyses performed under the statistical plan indicate that the statistically significant results from the Phase 3 trial are related to the effect of Ceplene as an adjuvant for the treatment of patients with liver metastases, as opposed to resulting from any differences in geographic region, demographics or known prognostic factors within the treatment arms.

    Regardless of our belief in the strength of the Phase 3 results, however, the results are not currently considered adequate by the FDA as a single study to support approval. We will now work with the FDA to develop a strategy to support the approvability of this drug in this patient population, and this strategy may include the conduct of an additional clinical research in metastatic melanoma patients with liver metastases. Any additional clinical research required to support U.S. approval may also be required to support applications for marketing approval outside of the United States.

    In September 2000, we completed enrollment of a second Phase 3 trial of Ceplene for the treatment of advanced metastatic melanoma based in Europe, Australia, Canada and Israel. The international trial commenced in November 1997 and includes 241 patients. Patients in the Ceplene group receive a co-administration of Ceplene plus low-dose IL-2 and IFN-alpha, while patients in the control group receive dacarbazine (DTIC), the most commonly used chemotherapeutic agent for the treatment of advanced malignant melanoma, particularly in Europe and Australia. The endpoints of this study are the same as the U.S. study described above. The international Phase 3 malignant melanoma trial is designed to complement the U.S. Phase 3 trial by broadening the exposure of the drug outside the United States, and by providing a comparison between combination immunotherapy with Ceplene versus a chemotherapeutic agent.

    The FDA has granted orphan drug status to Ceplene for the treatment of advanced metastatic melanoma. Orphan drug status provides for U.S. marketing exclusivity for seven years upon marketing approval by the FDA. The status also provides certain tax benefits and exempts us from certain FDA application fees.

Acute Myelogenous Leukemia

    Acute Myelogenous Leukemia (AML) is the most common form of acute leukemia in adults, and prospects for long-term survival are poor for the majority of patients. There are approximately 9,700 new cases of AML and 6,800 deaths caused by the cancer each year in the United States. Once diagnosed with AML, patients are typically treated with chemotherapy, and the majority achieve complete remission. Unfortunately, 75-80% of patients who achieve their first complete remission will relapse, and the median time in remission before relapse is only 12 months with current treatments. The prospects for these relapsed patients is poor, and less than five percent survive long term. There are currently no effective remission therapies for AML patients. The FDA has granted orphan drug status to Ceplene for the treatment of AML.

    We conducted a Phase 2 study in Sweden in which 39 AML patients in remission were treated with the combination of Ceplene and low-dose IL-2. Remission therapy with the Ceplene/IL-2 combination is designed to augment the body's ability to scavenge, attack and eliminate residual leukemic cells, and the objective of the therapy is to prevent relapse and prolong leukemia-free survival while maintaining a good quality of life for patients during treatment. The results of the Phase 2 study suggest that the Ceplene/IL-2 combination is safe and feasible in AML.

    In September 2000, we completed enrollment of a Phase 3 AML clinical trial based in 12 countries, including clinical sites in the United States, Europe, Australia, Canada and Israel. The global trial commenced in November 1997 and includes 320 patients. The trial is designed as a remission therapy to demonstrate that the combination of Ceplene and IL-2 can prolong leukemia-free remission time and prevent relapse in AML patients compared to the current standard of care, which is no therapy during remission. Patients in the study will be evaluated for up to 24 months, and the trial is expected to be completed in 2002.

Renal Cell Carcinoma

    There are approximately 31,200 new cases each year of renal cell carcinoma (RCC), cancer of the kidneys, in the United States. Metastatic RCC often is resistant to radiation therapy and chemotherapy, and the disease results in more than 11,900 deaths in the United States each year. In a preliminary survey, more than 80% of oncologists indicated that they would use Ceplene in RCC upon approval for advanced metastatic melanoma.

    We conducted a pilot study of six RCC patients in Sweden to evaluate the safety and feasibility of Ceplene in this patient group. In this small pilot study, three patients were treated with Ceplene and cytokines (IFN-alpha and IL-2) and achieved a mean survival of 29 months, while the other three patients were treated with the cytokines alone and achieved a mean survival of 4 months.

    We have two European Phase 2 studies of Ceplene in the treatment of RCC currently underway:

  •
  A single-arm, 48-patient study in Sweden and Denmark of the combination of Ceplene, IL-2 and interferon for which we completed enrollment in early 2000. We expect to report the results from this study in the first half of 2001.

  •
  A randomized study in the United Kingdom and Denmark of the combination of Ceplene and IL-2 versus IL-2 alone in 120 patients. This study is being funded by our clinical collaborators and is expected to be completed in 2002.

    Under our collaboration with F. Hoffmann-La Roche, we expect to commence global Phase 2 and 3 clinical trials based in the United States and Europe of the combination of Ceplene and Roche's Pegasys (sustained release IFN-alpha) for the treatment of RCC.

Hepatitis C

    Hepatitis C is more easily transmitted than HIV and is now the leading blood-borne infection in the United States. The U.S. Center for Disease Control and Prevention estimates that over 4.5 million Americans are infected with the hepatitis C virus. The World Health Organization and other sources estimate that at least 200 million people are infected worldwide. Hepatitis is a disease characterized by inflammation of the liver and, in many cases, permanent cirrhosis (scarring) of the liver tissues. The cycle of disease from infection to significant liver damage can take 20 years or more. Some experts estimate that without substantial improvements in treatment, deaths from hepatitis C will surpass those from HIV. Hepatitis C is the leading cause of liver cancer and the primary reason for liver transplantation in many countries. The majority of patients do not effectively respond to existing therapies or to therapies known by us to be under development.

    The standard treatment for hepatitis C is interferon, an immunotherapeutic agent often given in combination with the anti-viral drug ribavirin. The majority of patients do not attain a sustained response with current therapies. Several factors can influence the patient's response to therapy, including the patient's viral load and the genotype of the virus with which the patient is infected. Of the several variations, or genotypes, of hepatitis C, genotype-1 is the most common type in the United States. Patients infected with this genotype, and those with viral levels greater than two million copies per milliliter of blood, typically have the poorest response to treatment.

    In May 1999, we commenced a Phase 2 clinical trial of Ceplene in the treatment of patients with hepatitis C. The trial is designed to evaluate the combination of Ceplene and IFN-alpha in the treatment of chronic hepatitis C patients who had not previously received treatment with IFN-alpha. The primary purpose of this study is to determine the most appropriate dose regimen for Ceplene in the treatment of chronic hepatitis C, and to provide evidence that Ceplene may benefit cytokines such as IFN-alpha in the treatment of hepatitis C. The trial is based in the United Kingdom, Belgium, Israel and Russia, and 129 patients were enrolled. Patients were randomly assigned to one of four treatment groups, with each patient receiving Ceplene, in one of four dosing regimens, plus IFN-alpha under the current standard dose regimen (3 MIU three times per week). The study is evaluating the efficacy and safety of each of the four dosing regimens of Ceplene. The primary measures of efficacy in the study are reduction in viral load, as defined by virus levels that are below the limit of detection using a validated PCR-RNA technique, and normalization of liver function, measured by the liver enzyme ALT, a standard measure of liver function.

    Patients received up to 48 weeks of treatment, with evaluations of all evaluable patients at 12, 24, 48 and 72 weeks. The study includes a high percentage of patients that would normally be considered difficult to treat as characterized by high viral loads and a genotype-1 infection. The mean viral load of the patients in this study was 6.7 million copies per milliliter of blood, and 50% of the patients were infected with genotype-1.

    After 48 weeks of treatment 61% of the patients treated with the optimal dose regimens of Ceplene attained complete viral response. Published reports suggest that approximately 29% of patients achieve a complete viral response when treated with interferon therapy alone. Despite the poor prognosis for successful treatment, 55% of the patients with the genotype-1 variant of the hepatitis C virus treated with the optimal dose regimen of Ceplene and IFN-alpha achieved a complete viral response at 48 weeks, compared to the less than 20 percent reported for IFN-alpha alone. Furthermore, 54% of the patients with more than 2 million copies per milliliter of blood treated with the optimal regimen of Ceplene and IFN-alpha achieved a complete viral response at 48 weeks, compared to the less than 20 percent reported for IFN-alpha alone.

    In addition to the Phase 2 dose-ranging study, we are also conducting a pilot safety study to evaluate the feasibility and safety of triple-drug treatment with Ceplene in combination with IFN-alpha and the anti-viral drug ribavirin in hepatitis C patients who were nonresponsive to prior therapy or relapsed after prior therapy. This trial is designed to support the advancement of triple-drug therapy with Ceplene into pivotal, large-scale trials in hepatitis C. The interim results from the study suggest that the combination of Ceplene, interferon and ribavirin in hepatitis C patients is not associated with any unexpected or irreversible side effects.

    We plan to conduct Phase 3 studies under the umbrella of our comprehensive development collaboration with F. Hoffmann-La Roche for the clinical development and approval of Ceplene in combination with Roche's Pegasys agent. We expect to commence two Phase 3 trials of the Ceplene, Pegasys and ribavirin combination for the treatment of hepatitis C, one in previously untreated patients, and one in patients who were nonresponsive to prior therapy.

MaxDerm Topical Therapies

    Our MaxDerm technology targets a number of key medical conditions for which topical delivery is preferred. For millions of patients, topical disorders such as herpes labialis, herpes zoster, oral mucositis, canker sores and decubitus ulcers result in prolonged pain, suffering and slow healing times that can lead to an increased risk of secondary infection. The patient's immune response, localized inflammation and wound-healing status may contribute to the difficulty in treating many of these disorders.

    The MaxDerm technology and pipeline of potential products is based on research on the active molecules underlying Ceplene. The MaxDerm discovery may be able to address the underlying mechanisms that cause many of the above disorders, and may enhance the cellular immune response, reduce inflammation and enhance the wound healing process. This discovery is novel and differs from the anti-viral, pain relieving and anti-bacterial approaches underlying many existing and proposed treatments.

    Randomized, blinded, placebo-controlled pilot studies have been conducted in more than 75 patients with oral mucositis, herpes labialis, or cold sores, decubitus ulcers, shingles, burns and conjunctivitis. Patients experienced improved healing times when treated with gels based on the MaxDerm technology compared to a placebo control. We are currently evaluating the MaxDerm technology and assessing current and anticipated medical needs to determine the appropriate disorders in which to conduct more extensive clinical studies.

Oral Mucositis

    Oral mucositis (stomatitis) is a common and debilitating side effect of chemotherapy or head and neck radiation used in the treatment of cancer. There are several hundred thousand new cases each year in the United States with no effective treatments yet available.

    Mucositis includes the formation of canker sore-like lesions within the mouth that may extend to the tongue and throat and result in mild to severe discomfort and difficulty eating and drinking. The lesions may last two to three weeks, and in severe cases patients require hospitalization, morphine to alleviate pain and limits their cancer treatment. We believe that a product that would assist patients with this discomforting condition would fit with our objective of maintaining the quality of patients' lives during therapy.

    During 1999, we completed two preclinical trials of a gel based on the MaxDerm technology in oral mucositis which suggested that the drug candidate can prevent and significantly reduce the time required to heal oral lesions. In addition, a small pilot human study was conducted in which nine patients with oral mucositis were randomized and treated with one of two doses of our gel or a placebo. The patients treated with our gel experienced complete healing of lesions in a mean time of three to four days, depending upon the dosage. Patients treated with the placebo experienced no reduction in lesions during the treatment period. Patients treated with our gel also reported a reduction in the discomfort associated with eating and drinking.

    We are preparing to take this drug candidate into additional human studies in oral mucositis.

Herpes Labialis

    A pilot study of gels based on the MaxDerm technology was also conducted in 18 patients with herpes labialis, or cold sores. In the randomized, blinded study, patients with herpes labialis treated with a formulation of our gel containing the highest concentration of active ingredient demonstrated a 99% improvement of their lesions following only four days of administration. Patients treated with the placebo, conversely, experienced an increase in mean lesion size during the study period.

Caspase Modulator Product Candidates

    In June 2000 we acquired Cytovia, Inc., a privately held biopharmaceutical research company whose technology base includes proprietary drug candidates in the areas of oncology, cardiovascular disease, and other degenerative diseases, and a proprietary high-throughput screening process for other apoptosis-targeted drug candidates.

    We are developing small-molecule inhibitors and activators of caspases, key enzymes that modulate and carry out the cellular signaling pathways involved in programmed cell death, also known as apoptosis. Compounds that inhibit caspases may form the basis for important new drugs for a wide variety of disease targets, such as cardiovascular disease, stroke, and other degenerative diseases. Compounds that induce caspases may serve as new drugs for cancer. A key component of our research is a proprietary high-throughput screening technology that we are using to identify compounds that either inhibit or activate caspases.

    Most cells in the human body can undergo a process of cellular suicide known as apoptosis, also known as programmed cell death. This process is the body's way of pruning tissues during embryonic development and removing damaged cells in a neat, orderly way. It is also required for the shedding of skin cells, for regeneration of the immune system, and for the elimination of damaged or potentially dangerous cells. Apoptosis is a highly orchestrated form of cell death in which cells die without damaging those cells around them.

    Programmed cell death can be set in motion by numerous stimuli that activate enzymes, known as caspases, within cells. These caspase enzymes are normally present within cells in an inactive, dormant state, but apoptosis results when the caspases become activated, in some cases as a result of a traumatic event. In many degenerative diseases and other maladies, the caspase cascade is inappropriately activated leading to cellular suicide and organ damage or failure. These diseases and maladies include cardiovascular diseases, certain side effects of chemotherapy and radiation therapy such as oral mucositis, autoimmune diseases, AIDS, viral infections, multi-organ failure, sepsis, kidney failure, liver failure, rheumatoid arthritis, neurodegenerative diseases and others. We have discovered a series of compounds that appear to inhibit the activation of the caspase cascade and prevent apoptosis, that may serve as new drugs for the treatment of these degenerative diseases.

    Caspase modulation may also play an important role in the development of new therapies for cancer. Evidence suggests that cancer cells have malfunctions in the molecular machinery that activate the caspase cascade; therefore the cancer cells lose their capacity to undergo apoptosis. We have identified compounds that appear to induce caspases in cancer cells and are being evaluated as potential new therapies for certain cancers.

    Our research with regards to our caspase modulator drug candidates represents an early stage discovery and development program for which human clinical trials have not yet been initiated.

Apoptosis Inhibitor Compounds for Cardiovascular Disease

    We have discovered several families of highly potent, small-molecule caspase inhibitors that have been shown to inhibit apoptotic cell death in-vivo. Intravenous administration of these compounds has also prevented cell death in animal models of acute degenerative diseases, such as myocardial infarction, stroke and hepatitis-induced liver failure.

    Our lead compound in this area is an apoptosis inhibitor currently under preclinical development as a cardioprotective agent for treatment of myocardial infarction and other forms of ischemia/reperfusion injury. In some diseases, cells undergo apoptosis prematurely due to a traumatic and unplanned event. In the case of myocardial infarction, heart muscle tissue is damaged upon reperfusion of blood into the heart after dissolving the blood clot or blockage responsible for the initial trauma. Although there are available treatments for dissolving the offending blockage, currently there is a need for more effective treatments for protecting the heart from the damage caused by reperfusion.

    The results of preclinical studies of CV1013, one in a family of caspase inhibitors identified to date through our proprietary apoptosis drug discovery program, were presented at the 220th American Chemical Society National Meeting in August 2000. The results of the study suggested that CV1013 was effective in preventing apoptosis in animal models of myocardial infarction, stroke and hepatitis, including a greater than 50% reduction in infarct size (heart damage) in two myocardial infarction models. In a study using a mouse cardiac ischemia/reperfusion model conducted at the Baylor College of Medicine, a one-hour occlusion of the left anterior descending artery was followed by reperfusion. A single intravenous bolus of CV1013 administered at the time of reperfusion resulted in a mean myocardial infarct size in the treatment group that was 53% smaller than the mean infarct size in the control group (p<0.001). In a rat myocardial infarction model, CV1013 administered by intravenous bolus followed by an infusion resulted in a mean myocardial infarct size in the treatment group that was 52% smaller than the mean size in the control group (p<0.001).

    Furthermore, in a rat middle cerebral artery occlusion reperfusion brain ischemia model, intravenous bolus of CV1013 followed by infusion after occlusion resulted in a 50% reduction of mean brain infarct volume. CV1013 was also shown to reduce the incidence of death in a mouse liver failure model. In addition to the preliminary evidence of protection shown by CV1013 in these models, animal studies have indicated that the compound is selective and has a high therapeutic index, suggesting a lower potential for toxicity issues. Our analysis of the results to date encourages us to undertake efforts to prepare one of the compounds from this family of caspase inhibitors for human clinical trials in cardiovascular disease, and we currently are preparing for a Phase 1 cardiovascular disease study.

Apoptosis Activator Compounds for the Treatment of Drug Resistant Cancers

    One of the key obstacles hindering cancer therapy is the fact that many cancers are resistant to currently used chemotherapeutic agents such as taxol, methotrexate, cisplatin, and doxorubicin. Cytotoxic, or chemotherapeutic, drugs can trigger cancer cells to undergo apoptosis by re-activating the dormant caspase cascade. Most anti-cancer drugs work by activating the caspase cascade using the tumor suppressor gene p53, however over half of all tumors have mutations which render the p53 gene inactive and the tumor drug resistant to chemotherapy. In addition, many cancer cells express gene products which suppress the caspase cascade, or possess mechanisms that pump the cytotoxic drugs out of the cells, either of which are known as multi-drug resistance and prevent the induction of apoptosis in the cancer cells.

    A goal of our high-throughput screening activities is to identify compounds that can overcome these resistance mechanisms and destroy cancer cells by activating the caspase cascade. We have identified over 20 families of caspase activator compounds that have demonstrated effectiveness in killing cancer cells in early in-vitro and in-vivo testing, including cells which have developed resistance to currently-used chemotherapeutic agents (drug-resistant cancer cells). These compounds currently are being evaluated to select drug candidates for clinical testing.

    In July 2000, we licensed our CV2105 series of anti-cancer compounds to BioChem Pharma, Inc. CV2105 is one of more than 20 anti-cancer product candidates identified to date through our research activities. The CV2105 series of compounds is comprised of cytotoxic agents that have shown promise in preclinical testing in lung and prostate adenocarcinoma models. Early research suggests that CV2105 can induce apoptosis in certain cancer cells by activating specific caspase enzymes. Importantly, this research also suggests this anti-cancer activity may be attained in cancer cells that are resistant to current chemotherapeutic agents such as taxol, vinblastine and doxorubicin.

Product Development and Collaborative Relationships

    We conduct our research and other product development efforts through a combination of internal personnel and collaborative programs. For Ceplene, we rely upon our clinical management personnel in extensive collaboration with universities and other clinical research sites, contract research organizations and other similar service providers and persons. We expect to rely upon a similar combination of internal personnel and collaborators as we expand the clinical and other development of the caspase modulator technology and MaxDerm. Current research and development efforts related to the caspase modulator technology and MaxDerm are primarily conducted in our internal laboratories, although we expect to rely on pharmaceutical company collaborative relationships to advance the clinical development of certain compounds and indications encompassed by these technologies. We have relied upon licensing and other transactions to gain access to certain of our proprietary technologies.

F. Hoffmann-La Roche and other Ceplene Collaborations

    In August 2000, we entered into a comprehensive development collaboration with F. Hoffmann-La Roche Ltd., Switzerland and its US branch Hoffmann-La Roche, Inc. to undertake the clinical development and approval of Ceplene in combination with Pegasys®, Roche's pegylated interferon-alpha agent. The collaboration program is expected to include two Phase 3 trials of the Ceplene and Pegasys combination for the treatment of hepatitis C, one Phase 3 trial of the combination of Ceplene and Pegasys for the treatment of advanced-stage renal cell carcinoma, and an additional Phase 3 trial in another cancer to be selected by Maxim and Roche. Roche will perform the management, monitoring and data management of the trials at its own cost, and Roche and Maxim will share equally the third party costs of the trials. The agreement calls for Roche to absorb more than half of the costs associated with the clinical trials. Roche may terminate the agreement upon 30-day notice if Maxim fails to attain approval of Ceplene by June 30, 2002.

    Both Maxim and Roche will retain marketing responsibilities and revenues for our respective drugs, although under the collaboration agreement we and Roche will cooperate in the training of our respective sales forces. However, we have agreed that before entering into an agreement granting a third party the rights to market Ceplene in any territory, it will allow Roche 45 days to elect to enter into an agreement with Maxim under terms equivalent to those negotiated with the third party.

    Under the agreement, during the period of the collaboration Maxim will not conduct or support clinical trials of Ceplene in hepatitis C or the same cancers encompassed by the collaboration in combination with a pegylated interferon product other than Pegasys. Maxim's aforementioned obligations regarding the conduct of specific clinical trials with other pegylated interferons is terminated in the event that Roche does not achieve U.S. marketing approval of Pegasys by December 31, 2001, or fails to achieve certain market-share goals after launch.

    During 1998, we entered into clinical collaborations with Chiron Corporation. Chiron is providing the IL-2 drug (Proleukin®) requirements and other assistance related to our Phase 3 AML clinical trial. These two collaborations reinforce our belief that Ceplene is complementary rather than competitive with many existing and future drugs, and may be the key to the successful use of many biotherapeutic agents. We expect to pursue additional collaborations to further the expanded use and development of Ceplene.

Caspase Modulator and Other Collaborations

    In July 2000, we licensed our CV2105 series of anti-cancer compounds to BioChem Pharma, Inc. The agreement requires that BioChem make licensing, research and milestone payments to us totaling up to $55 million assuming the successful commercialization of the compound for the treatment of two cancer indications, as well as pay a royalty on product sales resulting from this collaboration. Biochem Pharma will provide the preclinical testing, manufacturing development, and clinical development of the compound.

    In March 2000, we entered into a collaboration with Axys Pharmaceuticals, Inc. under which we are screening compounds from their proprietary libraries using our high-throughput screening technology. We will also perform research regarding the mechanisms of action for any promising compounds identified during the screening process. The agreement calls for Axys to perform the preclinical work for such compounds. Under the agreement we may elect to jointly develop with Axys any compounds that are taken into the clinic.

    We will also seek other collaborative relationships for the further development of our caspase modulator compounds and MaxDerm technology in situations where we believe that the clinical testing, marketing, manufacturing and other resources of pharmaceutical or other collaborators will enable us to more effectively develop particular products or access geographic markets.

Marketing and Sales

    Assuming FDA approval of Ceplene, we plan to directly market the drug in the United States. The treatment of cancer is a highly specialized activity in which the approximately 10,000 practicing oncologists in the United States tend to be concentrated in approximately 1,500 major medical centers. Marketing Ceplene directly in the United States requires us to build a marketing and sales infrastructure, including sales representatives, through the recruitment of qualified personnel.

    In international markets, we expect to establish alliances with pharmaceutical companies for the marketing of Ceplene. In 1999, we entered into an agreement granting F. H. Faulding & Co., Ltd. the right to market Ceplene in Australia and New Zealand. During 1999, we also entered into an agreement granting MegaPharm, Ltd. the right to market Ceplene in Israel.

    Our marketing strategies for the caspase modulator compounds and the MaxDerm technologies will be developed over time based upon, among other factors, the specific indications targeted for therapy. For example, our CV2105 series of anti-cancer compounds was licensed to BioChem Pharma, Inc. under an agreement that calls for BioChem to market any products within this series attaining regulatory approval.

Manufacturing

    We do not intend to acquire or establish our own dedicated manufacturing facilities for Ceplene in the foreseeable future. There are a number of facilities in compliance with FDA Good Manufacturing

Practice available for contract manufacturing, and we have contracted with established pharmaceutical manufacturers for the production of Ceplene. These manufacturers are supplying the Ceplene required for our current clinical trial activities, and have demonstrated the capability to supply commercial quantities of the product for any potential market launch.

    We believe that, in the event of the termination of an agreement with any single supplier or manufacturer, we would likely be able to enter into agreements with other suppliers or manufacturers on similar terms. We are currently establishing relationships with additional manufacturers to provide alternate sources of supply for Ceplene.

Patents, Licenses and Proprietary Rights

    We own or have the rights to 21 issued or allowed U.S. patents and 27 U.S. patent applications. Corresponding patent applications have been filed, and in a number of instances patents have been issued, in major international markets, including Europe, Australia and Japan. Our issued U.S. patents will expire on various dates between 2011 and 2117. Our policy is to file, where possible, patent applications to protect technologies, inventions and improvements that are important to the development of our business. We have devoted substantial attention and resources to our patent and license portfolio. Maintaining patents and licenses and conducting an assertive patent prosecution strategy is a priority for us.

Key Granted Patents and Pending Applications

    We hold the following U.S. patents or allowed applications related to Ceplene, a technology platform based upon histamine, a naturally occurring H2 receptor agonist:

  •
  a U.S. patent relating to the combination of IL-2 and H2 receptor agonists (H2RAs);

  •
  a U.S. patent relating to the combination of IFN-alpha and H2RAs;

  •
  two allowed U.S. patents relating to a method for treating cancer or infectious disease using certain NK cell activators in combination with certain compounds that inhibit the production or release of hydrogen peroxide, including histamine, or a hydrogen peroxide scavenger;

  •
  an allowed U.S. patent relating to methods of treating cancer in a patient receiving radiation therapy or chemotherapy, using certain NK cell activators in combination with a compound that inhibits the production or release of hydrogen peroxide, including histamine, or a hydrogen peroxide scavenger;

  •
  a U.S. patent encompassing certain treatment with histamine in combination with any NK cell activating cytokine or chemotherapeutic agent;

  •
  a U.S. patent relating to compositions comprising IFN-alpha and histamine or related compounds and methods of treating viral infections using the claimed compositions; and

  •
  three allowed U.S. patents relating to methods for the therapeutic administration of histamine and related compounds, the combination of histamine or related compounds and a controlled release carrier, and a device for the administration of histamine and related compounds.

    Corresponding patents have also issued in international markets.

    We also hold 13 patent applications in the United States relating to the use of Ceplene with other cytokines and immunotherapies, method of production, mechanisms, rates and routes of administration, and other proprietary claims that have also been filed internationally.

    We hold a worldwide, exclusive license to Professional Pharmaceuticals, Inc.'s (PPI) six issued or allowed U.S. patents or applications for material compositions and other rights underlying the

MaxDerm technology. We also hold one U.S. patent application related to the MaxDerm technology. Some corresponding patents for the above have also been filed internationally.

    We hold two issued or allowed U.S. patents related to dipeptide caspases inhibitors and the use thereof. We also hold an additional 13 U.S. patent applications related to the caspase modulator technology. Some corresponding patent applications for the above have also been filed internationally.

Technology Rights

    In 1993, we entered into a technology transfer agreement under which we purchased certain intellectual property and patent rights related to our Ceplene technology. The technology transfer agreement required that we pay certain royalty obligations to the two inventors of the technology, although, as part of a subsequent agreement with us, one of the inventors waived his royalty rights. In October 1999, we entered into a new royalty agreement with the remaining inventor under which we agreed to pay $1 million over three years in exchange for a reduced royalty rate. We have also filed a number of additional patent applications and received additional patents encompassing the Ceplene technology as described above.

    In 1998, we entered into a license agreement with PPI for an exclusive, worldwide license to technology related to material compositions and other patent rights underlying the MaxDerm technology. The license agreement requires that we pay certain royalty obligations to PPI. We have also filed an additional patent application related to the MaxDerm technology.

    In June 2000, we acquired Cytovia, Inc., a privately held biopharmaceutical research company whose technology base includes proprietary drug candidates in the areas of oncology, cardiovascular disease, and other degenerative diseases, and a proprietary high-throughput screening process for other apoptosis-targeted drug candidates. The technology rights associated with our caspase modulator program were acquired in this transaction.

Government Regulation

    Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. The nature and extent to which such regulation applies to us will vary depending on the nature of any products which may be developed by us. We anticipate that many, if not all, of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic and vaccine products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money. Any failure by us or our collaborators to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any products developed by us, and prevent us from generating product revenues and obtaining adequate cash to continue present and planned operations.

FDA Approval Process

    Prior to commencement of clinical studies involving humans, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and the safety of the product. The results of these studies are submitted to the FDA as a part of an Investigational New Drug application, which must become effective before clinical testing in humans can begin. Typically, human clinical evaluation involves a time consuming and costly three-phase process. In Phase 1, clinical trials are conducted with a small number of people to assess safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase 3, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Monitoring of all aspects of the study to minimize risks is a continuing process. Reports of all adverse events must be made to the FDA.

    The results of the preclinical and clinical testing on a non-biologic drug and certain diagnostic drugs are submitted to the FDA in the form of a NDA for approval prior to commencement of commercial sales. In responding to a NDA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all, for any of our products. Similar procedures are in place in countries outside the United States.

European and Other Regulatory Approval

    Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other countries will likely be necessary prior to commencement of marketing the product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant, or may require additional data before granting, an approval even though the relevant product has been approved by the FDA or another authority. As with the FDA, the regulatory authorities in the European Union countries and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular countries varies, but generally follows a similar sequence to that described for FDA approval. In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing. The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries.

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

Third-Party Reimbursement

    The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. For example, in certain international markets, pricing negotiations are often required in each country of the European Community, even if approval to market the drug under the European Medical Evaluation Authority's centralized procedure is obtained. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on pharmaceutical pricing. While we cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on our business, the announcement of such proposals or efforts could have a material adverse effect on our ability to raise capital, and the adoption of such proposals or efforts could have a material adverse effect on our business, financial condition and results of operations. Further, to the extent that such proposals or efforts have a material adverse effect on other pharmaceutical companies that are prospective corporate partners for us, our ability to establish corporate collaborations may be adversely affected. In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans that mandate predetermined discounts from list prices. Third-party payors are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to the market, we cannot assure you that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive basis.

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

    In the area of immunotherapy, the impact of competition for Ceplene may be reduced by the fact that the drug may be complementary to many other biotherapeutic agents. Our current testing of Ceplene combines the administration of Ceplene with the administration of cytokines, certain immunotherapeutic agents. Accordingly, Ceplene and these immunotherapeutic agents may not be competitive but may play complementary and synergistic roles in enhancing the immune system. For this reason, we believe that continuing advancements in the overall field of immunotherapy may create new opportunities for Ceplene.

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

Employees and Consultants

    As of December 15, 2000, Maxim had 144 employees, all but sixteen of whom were based at its two facilities in San Diego, California. The Company believes its relationships with its employees are satisfactory.  Other experienced professionals and personnel are expected to be hired to join our company in 2001 to, among other things, address the requirements of the expansion of clinical trials of Ceplene and other research efforts.

    In addition to our employees, we have engaged a number of experienced consultants in North America, Europe and Australia with pharmaceutical and business backgrounds to assist in product development efforts. We plan to leverage our key personnel by making extensive use of contract laboratories, development consultants, and collaborations with pharmaceutical companies to expand our preclinical and clinical trials.

Risk Factors

    In evaluating Maxim and its business, you should carefully consider the following risk factors in addition to the other information contained herein.

The development of our products is subject to uncertainties, many of which are beyond our control. If we fail to successfully develop our products, our ability to generate revenues will be substantially impaired.

    Potential products based on our Ceplene, MaxDerm and caspase modulator technologies will require, dependent upon the current specific product candidate, extensive research and development, preclinical testing and clinical testing, as well as regulatory approval and substantial additional investment before we can sell them. We cannot assure you that any of our products will:

  •
  be successfully developed;

  •
  prove to be safe and effective in clinical trials;

  •
  meet applicable regulatory standards;

  •
  be capable of being produced in commercial quantities at acceptable costs;

  •
  be commercially viable;

  •
  be eligible for third party reimbursement from governmental or private insurers; or

  •
  be successfully marketed or achieve market acceptance.

    We have not completed final testing for efficacy or safety in humans for our proposed uses for Ceplene or for our other product candidates. Failure to ultimately obtain approval for Ceplene, any delay in our expected testing and development schedules, or any elimination of a product development program in its entirety, will negatively impact our ability to generate revenues in the future from the sale of our products.

We may not obtain regulatory clearance to market Ceplene or our other product candidates on a timely basis, or at all.

    Our drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. The FDA may refuse to approve an application for approval of a drug candidate if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy. Moreover, if the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval.

    The data collected from our clinical trials may not be sufficient to support approval of Ceplene by the FDA or any foreign regulatory authorities. It is possible that the FDA or other regulatory authorities may deem our Ceplene clinical trial results insufficient to meet regulatory requirements for marketing approval or may limit approval for only selected uses. Manufacturing facilities operated by the third party manufacturers with whom we contract to manufacture Ceplene may not pass an FDA preapproval inspection for Ceplene. Any failure or delay in obtaining these approvals could prohibit or delay us from marketing Ceplene. Consequently, even if we believe that preclinical and clinical data are sufficient to support regulatory approval for Ceplene, the FDA and foreign regulatory authorities may not ultimately approve Ceplene for commercial sale in any jurisdiction. If Ceplene does not meet applicable regulatory requirements for approval, we may not have the financial resources to continue research and development of Ceplene or any of our other product candidates, and we may not be able to generate revenues from the commercial sale of any of our products.

Delays in the conduct or completion of our clinical trials would negatively impact our business.

    We may encounter problems with any of our completed or ongoing clinical studies. For example, we may encounter delays in enrolling volunteers, lower than anticipated retention rate of volunteers in a trial, or serious side effects experienced by study participants relating to the product candidate. If the results of our ongoing and planned clinical studies for our product candidates are not available when we expect or if we encounter any delay in the analysis of our clinical studies for Ceplene or our product candidates:

  •
  we may, or regulatory authorities may, delay or suspend our ongoing clinical studies or delay the analysis of data from our completed or ongoing clinical studies;

  •
  we may delay the submission of our applications for regulatory approval of Ceplene with regulatory authorities in North America, Europe, and elsewhere in the world;

  •
  we may not have the financial resources to continue research and development of any of our product candidates; and

  •
  we may not be able to enter into collaborative arrangements relating to any product subject to delay in regulatory filing.

Even if we obtain initial regulatory approval for our products, if we fail to comply with extensive continuing regulations enforced by domestic and foreign regulatory authorities, it could harm our ability to generate revenues and the market price of our stock could fall.

    Even if we are able to obtain United States regulatory approval for Ceplene, the approval will be subject to continual review, and newly discovered or developed safety issues may result in revocation of the marketing approval. Moreover, if and when we obtain marketing approval for Ceplene, the marketing of the product will be subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including adverse event reporting requirements and the FDA's general prohibition against promoting products for unapproved uses. The Ceplene contract manufacturing facilities are also subject to continual review and periodic inspection and approval of manufacturing modifications. Domestic manufacturing facilities are subject to biennial inspections by the FDA and must comply with the FDA's Good Manufacturing Practices regulations. In complying with these regulations, manufacturers must spend funds, time and effort in the areas of production, record keeping, personnel and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing. Failure to comply with any of these postapproval requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. Any of these enforcement actions or any unanticipated changes in existing regulatory requirements or the adoption of new requirements could adversely affect our ability to market products and generate revenues and thus adversely affect our ability to continue as a going concern and cause our stock price to fall.

    The manufacturers of Ceplene also are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. In the future, our manufacturers may incur significant costs to comply with those laws and regulations which could increase our manufacturing costs and reduce our ability to operate profitably.

We have been named as a defendant in recently initiated securities class action litigation that could result in substantial costs and divert management's attention and resources.

    We are aware of several lawsuits in which the company, Larry G. Stambaugh, our President and Chief Executive Officer, and Dale A. Sander, our Senior Vice President, Finance and Chief Financial Officer, have been sued in the United States District Court for the Southern District of California for alleged violations of federal securities laws related to declines in our stock price during the class period from November 1999 to December 13, 2000. We believe that the claims being brought against us and our officers are without merit, and we intend to engage in a rigorous defense of such claims. No assurances can be made that we will be successful in our defense of such claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to our shareholders and their lawyers, and such payments could have a material adverse effect on our business, financial conditions and results of operations if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business.

Because we are dependent on clinical research centers and other contractors for clinical testing and for certain research and development activities, the results of our clinical trials and such research activities are, to a certain extent, beyond our control.

    The nature of clinical trials and our business strategy requires us to rely on clinical research centers and our other contractors to assist us with clinical testing and certain research and development activities. As a result, our success is dependent upon the success of these outside parties in performing their responsibilities. Although we believe our contractors are economically motivated to perform on their contractual obligations, we cannot directly control the adequacy and timeliness of the resources and expertise applied to these activities by our contractors. If our contractors do not perform their activities in an adequate or timely manner, the development and commercialization of our product could be delayed.

We expect to rely on collaborative partners for research, development and commercialization of certain potential products.

    We expect to rely on collaborative arrangements for research and development and commercialization of certain potential products discovered and developed by us, such as the license agreement with BioChem Pharma for the anti-cancer compound CV2105, our clinical collaboration with F. Hoffmann—La Roche related to proposed Phase 3 trials of Ceplene in hepatitis C and renal cell carcinoma, and our clinical collaboration with Chiron Corporation related to our Phase 3 Ceplene clinical trial in acute myelogenous leukemia. We cannot be certain that we will be able to maintain these collaborations or enter into any future collaborative arrangements, that any of our collaborations will be successful or that we will receive revenues from any of these collaborations. The success of these and any future collaborations will depend, in significant part, on our partners' development and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. If our partners fail to conduct their activities in a timely manner, or at all, preclinical or clinical development of products under those collaborations could be delayed or terminated. The suspension or termination of our collaborations, the failure of our collaborations to be successful or the delay in the development or commercialization of products pursuant to our collaborations could harm our business.

Our planned business may expose us to product and other liability claims.

    Our design, testing, and development of products involves an inherent risk of exposure to clinical trial and product liability claims and related adverse publicity. Insurance coverage is expensive and difficult to obtain, and we may be unable to obtain coverage in the future on acceptable terms, if at all. Although we currently maintain clinical trial and product liability insurance for our product candidates in the amounts we believe to be commercially reasonable, we cannot be certain that the coverage limits of our insurance policies or those of our strategic partners will be adequate. If we are unable to obtain sufficient insurance at an acceptable cost or if a claim is brought against us, whether fully covered by insurance or not, our business, results of operations and financial condition could be materially adversely affected.

Our products may not be accepted, purchased or used by doctors, patients or payors.

    Ceplene, and any of our other products in development, may not achieve market acceptance even if they are approved by the FDA and similar foreign regulatory agencies. The degree of market acceptance of our products will depend on a number of factors, including:

  •
  the scope of regulatory approvals;

  •
  the establishment and demonstration of the clinical efficacy, safety and advantages of our products by the medical community;

  •
  the potential advantages of our products over existing treatment methods; and

  •
  reimbursement policies of government and other third-party payors.

    We cannot guarantee that physicians, patients, payors or the medical community in general will accept and utilize any products that we develop.

We have yet to market or sell any of our products.

    Although we currently intend to market Ceplene in the United States, if approved by the FDA, through the recruitment of experienced marketing and sales personnel, we have never before marketed or sold any pharmaceutical product. In order to market or co-market Ceplene or certain other product candidates, we will need to hire a significant number of people with relevant pharmaceutical experience to staff our sales force and marketing group, and possibly also to make appropriate arrangements with strategic partners. If we cannot develop the required marketing and sales expertise both internally and through our partnering arrangements, our ability to generate revenue from product sales will likely suffer.

    We intend to rely on our collaborative partners to market and sell Ceplene in international markets, and such arrangements may be sought to market certain other products in all markets. We have not yet entered into any collaborative arrangement with respect to marketing or selling Ceplene with the exception of agreements relating to Australia, New Zealand and Israel, and have not entered into any agreements regarding the marketing or selling of our other products with the exception of a license agreement relating to our CV2105 series of anti-cancer compounds. We cannot guarantee that we will be able to enter into any such arrangements on terms favorable to us, or at all. If we are able to enter into marketing and selling arrangements with collaborative partners, we cannot assure you that such marketing collaborators will apply adequate resources and skills to their responsibilities, or that their marketing efforts will be successful.

We will be dependent on third party manufacturers of our products. Our ability to sell our products may be harmed if adequate quantities of our products are not manufactured on a timely basis.

    We do not intend to acquire or establish our own dedicated manufacturing facilities for Ceplene and our other product candidates in the foreseeable future. We have contracted and expect to continue to contract with established pharmaceutical manufacturers for the production of Ceplene. If we are unable to continue to contract with third-party manufacturers on acceptable terms or our manufacturers do not comply with applicable regulatory requirements, our ability to conduct clinical testing and to produce commercial quantities of Ceplene and other products will be adversely affected. If we cannot adequately manufacture our products, it could result in delays in submissions for regulatory approval and in commercial product launches, which in turn could materially impair our competitive position and the possibility of achieving profitability. We cannot guarantee that we will be able to maintain our existing contract manufacturing relationships, or acquire or establish new, satisfactory third-party relationships to provide adequate manufacturing capabilities in the future.

We are not profitable and expect to continue to incur losses. If we do not become profitable, we may ultimately be forced to discontinue our operations.

    We are a development-stage enterprise. We have experienced net losses every year since our inception and, as of September 30, 2000, had an accumulated deficit of approximately $159.4 million. We anticipate incurring substantial additional losses over at least the next several years related to developing and testing our product candidates and preparing for commercialization and planned market launches of our products. If we do not become profitable, our stock price will be negatively affected, and we may ultimately be forced to discontinue our operations.

We may need to raise additional funds in the future. If we are unable to obtain the funds necessary to continue our operations, we may be required to delay, scale back or eliminate one or more of our product development programs.

    We have already spent substantial funds developing our products and business. We expect to continue to have negative cash flow from our operations for at least the next several years. We may have to raise additional funds to complete the development of our products and to bring them to market. Our future capital requirements will depend on numerous factors, including:

  •
  the results of our clinical trials;

  •
  the timing and scope of any additional clinical trials undertaken;

  •
  the scope and results of our research and development programs;

  •
  the time required to obtain regulatory approvals;

  •
  our ability to establish marketing alliances and collaborative agreements;

  •
  the cost of our internal marketing activities; and

  •
  the cost of filing, prosecuting and, if necessary, enforcing patent claims.

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

    There are many companies, both publicly and privately held, including well-known pharmaceutical companies and academic and other research institutions, engaged in developing pharmaceutical products for the treatment of cancer and infectious diseases. Products developed by any of these companies or institutions may demonstrate greater safety or efficacy than our products or be more widely accepted by doctors, patients or payors. Many of our competitors and potential competitors have substantially greater capital, research and development capabilities and human resources than we do. Many of these competitors also have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals. If any of our products are approved for commercial sale, we will also be competing with companies that have greater resources and experience in manufacturing, marketing and selling pharmaceutical products. To the extent that any of our competitors succeed in developing products that are more effective, less costly or have better side effect profiles than our products, then our future potential market share could decrease which may have a negative impact on our business.

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

    The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. As a result, patents may not issue from any of our patent applications. Further, at this time most patent applications in the United States are secret until a patent issues. Under recent statutory changes, some, but not all U.S. patent applications will be published, but only 18 months after filing. Thus, we cannot be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to file patent applications for this technology. In addition, patents currently held by us or issued to us in the future, or to licensors from whom we have licensed technology rights, may be challenged, invalidated or circumvented so that our intellectual property rights may not protect our technologies or provide commercial advantage to us. In addition, we also rely on unpatented trade secrets and proprietary know-how, and we cannot be sure that others will not obtain access to or independently develop such trade secrets and know-how. Enforcement of our intellectual property rights against any infringers of our patents relating to Ceplene and our other technologies will be costly and time-consuming. Because of the nature of those patents, we could be required to bring lawsuits against many different entities such as hospitals or clinics. This would have the effect of increasing the costs of enforcing our rights.

    The pharmaceutical industry has experienced extensive litigation regarding patent and other intellectual property rights. Although, to date, we are not aware of any intellectual property claims against us, in the future we could be forced to incur substantial costs in defending ourselves in lawsuits that are brought against us claiming that we have infringed the patent rights of others or in asserting our patent rights in lawsuits against other parties. We may also be required to participate in interference proceedings declared by the U.S. Patent and Trademark Office for the purpose of determining the priority of inventions in connection with our patent applications or other parties' patent applications. Adverse determinations in litigation or interference proceedings could require us to seek licenses that may not be available on commercially reasonable terms or subject us to significant liabilities to third parties.

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

The marketability of our products may depend on reimbursement and reform measures in the health care industry.

    Our success may depend, in part, on the extent to which reimbursement for the costs of therapeutic products and related treatments will be available from third-party payors such as government health administration authorities, private health insurers, managed care programs and other organizations. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators and third-party health care payors to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain products. We cannot guarantee that similar federal or state health care legislation will not be adopted in the future or that any products sought to be commercialized by us will be considered cost-effective or that adequate third-party insurance coverage will be available for us to establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. Moreover, the existence or threat of cost control measures could have an adverse effect on the willingness of potential collaborators to pursue research and development programs related to our products.

Our recent acquisition of Cytovia presents new challenges that may negatively affect our business.

    We recently acquired Cytovia, a pharmaceutical company developing therapeutics and products to assist physicians in combating cancer and certain degenerative diseases. Our products under development are at different stages of development, are based on different technologies and in some cases are focused on the treatment of different diseases than the products that Cytovia is developing. It may turn out that there are no advantages or "synergies" to adding Cytovia's proposed products to our product line. Moreover, there is no assurance that Cytovia's operations can be successfully integrated into our operations or that all of the benefits expected from such integration will be realized. Furthermore, there can be no assurance that our operations, management and personnel will be compatible with those of Cytovia. As a result of any of these factors, our stock price could decline significantly.

We may engage in strategic transactions, which could adversely affect our business.

    From time to time we consider strategic transactions and alternatives with the goal of maximizing stockholder value. For example, in June 2000 we completed the acquisition of Cytovia, Inc. We will continue to evaluate other potential strategic transactions and alternatives which we believe may enhance stockholder value. These additional potential transactions may include a variety of different business arrangements, including spin-offs, acquisitions, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. We cannot assure you that any such transactions will be consummated on favorable terms or at all, will in fact enhance stockholder value, or will not adversely affect our business or the trading price of our stock. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results.

Our stock price may be highly volatile due to external factors.

    Our common stock currently trades on the Nasdaq National Market and on the OM Stockholm Exchange. Historically, our common stock has generally experienced relatively low daily trading volumes in relation to the aggregate number of shares outstanding. Sales of substantial amounts of our common stock in the public market could adversely affect the prevailing market prices of our common stock and our ability to raise equity capital in the future.

    Factors that may have a significant impact on the market price or the liquidity of our common stock also include:

  •
  actual or potential clinical trial results relating to products under development by us or our competitors;

  •
  delays in our testing and development schedules;

  •
  events or announcements relating to our collaborative relationships with others;

  •
  announcements of technological innovations or new products by us or our competitors;

  •
  developments or disputes concerning patents or proprietary rights;

  •
  regulatory developments in both the United States and foreign countries;

  •
  economic and other external factors, as well as period-to-period fluctuations in our financial results;

  •
  market conditions for pharmaceutical and biotechnology stocks; and

  •
  publicity regarding actual or potential medical results relating to products under development by us or our competitors.

    External factors may also adversely affect the market price for our common stock. The price and liquidity of our common stock may be significantly affected by the overall trading activity and market factors on the Nasdaq National Market and the OM Stockholm Exchange, and these factors may differ between the two markets. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market prices of the common stock of many publicly traded pharmaceutical or biotechnology companies have in the past been, and can in the future be expected to be, especially volatile.

Certain of our charter and by-law provisions may deter a third party from acquiring us.

    Certain provisions of our charter and by-laws may make it more difficult for a third party to acquire control of us. These provisions include:

  •
  a staggered or classified board;

  •
  the inability of stockholders to act by written consent; and

  •
  no right to remove directors other than for cause.

    We have also adopted a shareholder rights plan or "poison pill." Our shareholder rights plan is designed to protect our shareholders in the event of an unsolicited bid to acquire the company. In general terms, the rights plan imposes a significant penalty upon any person or group that acquires 15% or more of our outstanding common stock without the approval of our board of directors. Our shareholder rights plan could discourage a third party from attempting to acquire us through an acquisition of our outstanding voting stock.

    Our board of directors also has the authority to issue, at any time, without further stockholder approval, up to 5,000,000 shares of preferred stock, and to determine the price, rights, privileges and preferences of those shares. We have used shares in connection with our shareholder rights plan. Any issuance of preferred stock could discourage a third party from acquiring a majority of our outstanding voting stock.

    Furthermore, we are subject to the provisions of Section 203 of the DGCL, an anti-takeover law, which may also dissuade a potential acquiror of our common stock.

ITEM 2. PROPERTIES

    We currently lease approximately 66,100 square feet of laboratory and office space in two facilities in San Diego, California. Approximately 12,100 square feet of laboratory space is subleased to a third party. We believe that our existing facilities will be adequate to accommodate the implementation of our current business strategies.

ITEM 3. LEGAL PROCEEDINGS

    On December 14, 2000, plaintiff Blake Martin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company and two officers of the Company, alleging violations of federal securities laws related to declines in the Company's stock price. The complaint alleges securities fraud in connection with various statements and alleged omissions to the public and to the securities markets. The Company believes that the claims set forth in this complaint are without merit, and it intends to engage in a rigorous defense of such claims. The Company has received notice of other similar lawsuits arising from the same facts and circumstances.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended September 30, 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) The information required by this Item 5(a) is incorporated herein by reference to the information set forth in our Annual Report to Stockholders for the fiscal year ended September 30, 2000, filed as Exhibit 13.1 hereto.

    On November 15, 1999, the Company effected the automatic conversion of the Series A Preferred. The conversion of the Series A Preferred resulted in the issuance of 2,294,820 shares of common stock, 226,080 of which related to the settlement of dividend and conversion obligations. The Company recorded $2,497,567 in dividends over the life of the Series A Preferred, of which $2,014,722 was recorded during the year ended September 30, 2000. Of the total Series A Preferred dividends, $298,938 were paid in cash, and the remainder were paid through the issuance of common stock.

    In addition, in November 1999, the Company issued 267,664 shares of Series B Convertible Preferred Stock, convertible into 2,676,640 shares of common stock. The Company received net proceeds of approximately $22.5 million after paying placement fees and expenses. The Company issued such shares to qualified accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D.

    On February 8, 2000, the Company effected the automatic conversion of the Series B Preferred. The conversion of the Series B Preferred resulted in the issuance of 3,012,180 shares of common stock, 335,540 of which related to the settlement of dividend and conversion obligations. The Company recorded $2,998,118 in dividends over the life of the Series B Preferred, all of which was recorded during the year ended September 30, 2000. Of the total Series B Preferred dividends, $3,423 were paid in cash, and the remainder were paid through the issuance of common stock.

    On February 25, 2000, the stockholders of the Company approved an amendment to the Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") to increase the number of authorized shares of common stock, $.001 par value (the "Common Stock"), from 35,000,000 to 40,000,000 shares. The number of authorized shares of preferred stock, $.001 par value (the "Preferred Stock"), remained 5,000,000 shares.

    The Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the "Secretary of State") on February 29, 2000 reflecting the increase in the authorized capital stock of the Company.

    As a result of these actions, the Company's authorized capital stock consists of 40,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock.

    (b) Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this Item 6 is incorporated herein by reference to the information set forth in our Annual Report to Stockholders for the fiscal year ended September 30, 2000, filed as Exhibit 13.1 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The information required by this Item 7 is incorporated herein by reference to the information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report to Stockholders for the fiscal year ended September 30, 2000, filed as Exhibit 13.1 hereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The information required by this Item 7A is incorporated herein by reference to the information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report to Stockholders for the fiscal year ended September 30, 2000, filed as Exhibit 13.1 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item 8 is incorporated herein by reference to the information set forth in our Annual Report to Stockholders for the fiscal year ended September 30, 2000, filed as Exhibit 13.1 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning directors and executive officers is incorporated herein by reference to the information under the captions "Election of Directors" and "Other Information—Executive Officers" set forth in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2000, for our Annual Meeting of Stockholders to be held on March 7, 2001.

    Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" set forth in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2000, for our Annual Meeting of Stockholders to be held on March 7, 2001.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item 11 is incorporated herein by reference to the information under the caption "Executive Compensation" set forth in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2000, for our Annual Meeting of Stockholders to be held on March 7, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 is incorporated herein by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2000, for our Annual Meeting of Stockholders to be held on March 7, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 is incorporated herein by reference to the information under the caption "Certain Transactions" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2000, for our Annual Meeting of Stockholders to be held on March 7, 2001.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this Annual Report:

  1.
  Consolidated Financial Statements

The following financial statements, including the Notes thereto, are incorporated herein by reference to our Annual Report to Stockholders for the fiscal year ended September 30, 2000 filed as Exhibit 13.1 hereto:

Consolidated Balance Sheets as of September 30, 2000 and 1999
Consolidated Statements of Operations for the years ended September 30, 2000, 1999, and 1998, and from inception (October 23, 1989) through September 30, 2000
Consolidated Statements of Stockholders' Equity from inception (October 23, 1989) through September 30, 2000
Consolidated Statements of Cash Flows for the years ended September 30, 2000, 1999, and 1998, and from inception (October 23, 1989) through September 30, 2000
    2.
    Financial Statement Schedules

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.
    3.
    Exhibits

  (a)
  See list of Exhibits set forth in paragraph (c) below.

  (b)
  REPORTS ON FORM 8-K

Date of Report	Description of Exhibit	Financial Statements Filed
August 22, 2000	Description of Acquisition of Cytovia, Inc.	Yes
August 23, 2000	Collaboration Agreement with Hoffman-LaRoche, Inc. and F. Hoffman-LaRoche, Ltd	No
  (c)
  Exhibits

INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization dated June 2, 2000 (between the Registrant, M-80 Acquisition Corp. and Cytovia Inc.). (14)
2.2	Form of Lock-up Agreement dated as of June 16, 2000. (14)
3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. (13)
3.3	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock. (10)

3.4	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Convertible Preferred Stock. (12)
3.5	Rights Agreement, dated as of June 15, 2000, between the Registrant and American Stock Transfer & Trust Company, as Rights Agents. (15)
3.6	Bylaws of Registrant. (1)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, and 3.6.
10.1	Form of Indemnification Agreement for directors and officers of the Registrant. (1)
10.2	Form of Representative's Warrant Agreement between the Company and National Securities Corporation, as representative of the several Underwriters (the "Representative"), including form of Representative's Warrant Certificate. (1)
10.3	Form of Warrant Agreement between the Company, the Representative and American Stock Transfer & Trust Company, including form of Warrant Certificate. (1)
10.4	Option to Buy Technology and Rights Agreement, dated March 30, 1993, between the Registrant and Estero Anstalt. (1)†
10.5	Security Agreement, dated July 27,1993, between the Registrant and Estero Anstalt. (1)†
10.6	Exclusive License Agreement dated June 14, 1995, among the Registrant, Jan Holmgren, M.D., Ph.D., Cecil Czerkinsky, Duotol AB and Triotol Ltd. (1)†
10.7	Option and License Agreement, dated May 19, 1993, among the Registrant, Vitec AB and SBL Vaccin AB, as amended. (1)†
10.8	License Agreement dated January 14, 1994, among the Registrant, Vitec AB and SBL Vaccin, AB, as amended. (1)†
10.9	Agreement, dated December 2, 1995, among the Registrant, Syntello Vaccine Development AB and Estero Anstalt. (1)†
10.10	Agreement, dated April 23, 1996, among the Registrant, Anders Vahlne, M.D., Ph.D. and Syntello Vaccine Development AB. (1)†
10.11	Lease dated November 1, 1996 between DM Spectrum LLC, a California limited liability company, as Landlord and the Registrant for 3099 Science Park Road, Suite 150, San Diego, California 92121. (2)
10.12	Amended and Restated 1993 Long-Term Incentive Plan and forms of stock option agreements. (3)
10.13	Employment Agreement dated November 3, 1999 between the Registrant and Kurt R. Gehlsen* (11)
10.14	Employment Agreement dated November 3, 1999 between the Registrant and Dale A. Sander* (11)
10.15	Employment Agreement dated October 26, 1999 between the Registrant and Larry G. Stambaugh.* (11)
10.16	Loan and Security Agreement between the Registrant and Silicon Valley Bank. (4)
10.17	Amendment to Loan and Security Agreement dated March 16, 1998 between the Registrant and Silicon Valley Bank. (5)
10.18	Lease dated July 2, 1998 between British Pacific Properties, a California Corporation, as Landlord, and the Registrant. (6)

10.19	Employment Agreement dated November 3, 1999 between the Registrant and Geoffrey B. Altman.* (11)
10.20	Amendment to Loan and Security Agreement dated September 1, 1998 between the Registrant and Silicon Valley Bank. (7)
10.21	License Agreement dated November 6, 1998 among the Registrant, Professional Pharmaceutical, Inc., Bruce A. Jack, D.D.S. and B. Thomas White, R.PH. (8)
10.22	Secured Promissory Note dated April 7, 1999 between Larry G. Stambaugh and the Registrant. (9)
10.23	Secured Promissory Note dated April 14, 1999 between Larry G. Stambaugh and the Registrant. (9)
10.24	Secured Promissory Note dated April 7, 1999 between Kurt R. Gehlsen and the Registrant. (9)
10.25	Secured Promissory Note dated April 7, 1999 between Dale A. Sander and the Registrant. (9)
10.26	Common Stock Purchase Warrant, No. #99AR-1, to purchase 200,000 shares of the Registrant's common stock, issued to The Kriegsman Group on March 3, 1999. (10)
10.27	Common Stock Purchase Warrant, No. #99PA-1, to purchase 32,390 shares of the Registrant's common stock, issued to The Kriegsman Group on July 26, 1999. (10)
10.28	Common Stock Purchase Warrant to purchase 300,000 shares of the Registrant's common stock issued to RGC International Investors, LDC on July 20, 1999. (10)
10.29	Series B Convertible Preferred Stock Purchase Agreement dated November 10, 1999, between the Registrant and certain purchasers of Registrant's preferred stock. (12)
10.30	Form of Common Stock Purchase Warrant issued to AP Asset Management AG, The Kriegsman Group and Cappello Partners, LLC. (12)
10.31	Form of Common Stock Purchase Warrant issued to Evolution Capital, Wayne Philip Rothbaum and Mitchell Silber. (11)
10.32	Research and License Agreement effective July 10, 2000 with BIOCHEM Pharma Inc.‡
10.33	Registrant's Collaboration Agreement with Hoffman-LaRoche, Inc. and F. Hoffman-LaRoche Ltd., dated August 7, 2000. (16)†
10.34	Registrant's 2000 Nonstatutory Stock Option Plan.
10.35	Secured Revolving Promissory Note dated December 8, 2000 between Larry G. Stambaugh and the Registrant.
13.1	Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1999.
23.1	Consent of KPMG LLP, Independent Auditors.
24.1	Power of Attorney. Reference is made to page 35.
27	Financial Data Schedule.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601 of Regulation S-K.

†
Certain confidential portions deleted pursuant to order granting application for confidential treatment.

‡
Confidential treatment has been requested with respect to deleted portions of this agreement.

(1)
Previously filed together with Registrant's Registration Statement on Form SB-2 (File No. 333-4854-LA) or amendments thereto and incorporated herein by reference.

(2)
Previously filed together with Registrant's Annual Report on Form 10-K (File No. 1-14430) dated September 30, 1996 and incorporated herein by reference.

(3)
Previously filed together with Registrant's Quarterly Report on Form 10-Q (File No. 1-14430) dated December 31, 1996 and incorporated herein by reference.

(4)
Previously filed together with Registrant's Quarterly Report on Form 10-Q (File No. 1-14430) dated March 31, 1997 and incorporated herein by reference.

(5)
Previously filed together with Registrant's Quarterly Report on Form 10-Q (File No. 1-14430) dated March 31, 1998 and incorporated herein by reference.

(6)
Previously filed together with Registrant's Quarterly Report on Form 10-Q (File No. 1-14430) dated June 30, 1998 and incorporated herein by reference.

(7)
Previously filed together with the Registrant's Annual Report on Form 10-K/A (File No. 1-14430) dated September 30, 1998 and incorporated herein by reference.

(8)
Previously filed together with Registrant's Quarterly Report on Form 10-Q (File No. 1-14430) dated December 31, 1998 and incorporated herein by reference.

(9)
Previously filed together with Registrant's Quarterly Report on Form 10-Q (File No. 1-14430) dated June 30, 1999 and incorporated herein by reference.

(10)
Previously filed together with Registration Statement on Form S-3 (File No. 333-84711) or amendments thereto and incorporated herein by reference.

(11)
Previously filed together with the Registrant's Annual Report on Form 10-K (File No. 1-14430) dated September 30, 1999 and incorporated herein by reference.

(12)
Previously filed together with Registration Statement on Form S-3 (File No. 333-91923) dated December 1, 1999 and incorporated herein by reference.

(13)
Previously filed together with Registrant's Current Report on Form 8-K (File No. 1-14430) dated February 25, 2000 and incorporated herein by reference.

(14)
Previously filed together with the Registrant's Current Report on Form 8-K (File No. 1-14430) dated June 16, 2000 and incorporated herein by reference.

(15)
Previously filed together with the Registrant's Current Report on Form 8-A (File No. 1-14430) dated June 20, 2000 and incorporated herein by reference.

(16)
Previously filed together with Registrant's Current Report on Form 8-K (File No. 1-14430) dated August 22, 2000 and incorporated herein by reference.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXIM PHARMACEUTICALS, INC.
By:	/s/ DALE A. SANDER Dale A. Sander, Senior Vice President, Finance and Chief Financial Officer Date: December 28, 2000

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

Signature	Title	Date

/s/ LARRY G. STAMBAUGH Larry G. Stambaugh	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 28, 2000
/s/ DALE A. SANDER Dale A. Sander	Senior Vice President, Finance, and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	December 28, 2000
/s/ THEODOR H. HEINRICHS Theodor H. Heinrichs	Director	December 28, 2000
/s/ GARY E. FRASHIER Gary E. Frashier	Director	December 28, 2000
/s/ PER-OLOF MÅRTENSSON Per-Olof Mårtensson	Director	December 28, 2000
/s/ F. DUWAINE TOWNSEN F. Duwaine Townsen	Director	December 28, 2000

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART 1
ITEM 1. BUSINESS
Overview
Ceplene—Drug Candidate for Cancer and Infectious Diseases
Estimated Incidence for Selected Cancers for 1999 for the United States
U.S. Phase 3 Advanced Metastatic Melanoma Trial Key Grade 3 and 4 Serious Adverse Events
MaxDerm Topical Therapies
Caspase Modulator Product Candidates
Product Development and Collaborative Relationships
Marketing and Sales
Manufacturing
Patents, Licenses and Proprietary Rights
Government Regulation
Third-Party Reimbursement
Competition
Employees and Consultants
Risk Factors
We may not obtain regulatory clearance to market Ceplene or our other product candidates on a timely basis, or at all.
Delays in the conduct or completion of our clinical trials would negatively impact our business.
Even if we obtain initial regulatory approval for our products, if we fail to comply with extensive continuing regulations enforced by domestic and foreign regulatory authorities, it could harm our ability to generate revenues and the market price of our stock could fall.
We have been named as a defendant in recently initiated securities class action litigation that could result in substantial costs and divert management's attention and resources.
Our planned business may expose us to product and other liability claims.
We have yet to market or sell any of our products.
We may engage in strategic transactions, which could adversely affect our business.
Our stock price may be highly volatile due to external factors.
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
INDEX
SIGNATURES