Form 10-K/A
period 2000-09-30
MAXIM PHARMACEUTICALS INC
filed 2001-02-09
CIK 1013351

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

   The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of January 29, 2001 was 23,217,094.

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

EXPLANATORY NOTE:

   This Amendment No. 1 to the Form 10-K for the fiscal year ended September 30, 2000 is filed solely to conform portions of the text in the 10-K with the annual report distributed to the Company's stockholders on January 31, 2001 with the Proxy Statement related to the Company's Annual Meeting of Stockholders. The complete text of each Item that has been amended is included in this amendment.

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

Overview

    We are a biopharmaceutical company developing advanced drugs and therapies for cancer, infectious diseases, degenerative diseases and topical disorders.

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

    In July 2000, we submitted a New Drug Application (NDA) to the FDA seeking approval to market Ceplene in the United States for the treatment of patients with advanced metastatic melanoma with liver metastases. In December 2000, the Oncologic Drugs Advisory Committee (ODAC) to the U.S. Food and Drug Administration (FDA) declined to recommend approval of Ceplene for the treatment of patients with advanced metastatic melanoma that have liver metastases. Although the Ceplene U.S. Phase 3 study is the only randomized, multi-center, well-controlled trial conducted to date that has demonstrated a significant survival advantage in this population, the results were not considered adequate as a single study to support approval. In January 2001 the FDA issued a nonapprovable letter to Maxim relating to the NDA. We will work with the FDA to develop a strategy, which may include additional clinical research in melanoma patients with liver metastases, to support the approvability of this drug candidate.

    In March 2000, we completed our 305-patient U.S. Phase 3 trial of Ceplene in advanced metastatic melanoma, the trial that formed the basis for our NDA submission. The Phase 3 trial demonstrated that combination therapy using Ceplene plus the cytokine interleukin-2 (IL-2) significantly improved the survival of advanced metastatic melanoma patients with liver metastases (p = 0.0040) and was safe. Treatment with the combination of Ceplene and IL-2 increased median survival from 5.0 to 9.1 months and tripled survival rates at 24 months, without degradation in quality of life.

    In September 2000, we announced the 48-week results from our Phase 2 dose-ranging study of Ceplene in combination with interferon-alpha (IFN-alpha) in the treatment of naïve, chronically infected hepatitis C patients. After 48 weeks of therapy, the combination of the optimal dosing regimen of Ceplene and IFN-alpha achieved a complete viral response in 61% of patients, compared to the 29% or less response that is commonly observed in patients treated with IFN-alpha alone. In August 2000, we entered into a comprehensive development collaboration with F. Hoffmann—La Roche to undertake the clinical development and approval of Ceplene in combination with Pegasys®, Roche's pegylated IFN-alpha agent. The planned collaboration program is expected to include four Phase 3 trials of the Ceplene and Pegasys combination targeting hepatitis C and certain cancers, and the agreement calls for Roche to absorb more than half of the costs associated with the clinical trials.

    We are also developing MaxDerm™, a Ceplene-related series of drug candidates for the treatment of certain topical disorders. Pilot studies in patients with oral mucositis showed that gels based upon the MaxDerm technology significantly reduced healing time for this serious side effect of chemotherapy and radiation therapy.

    Furthermore, through our proprietary high-throughput screening technology, we have identified compounds that may serve as inhibitors and activators of caspases, key enzymes that modulate and carry out the cellular signaling pathways involved in programmed cell death, also known as apoptosis. These compounds may act to induce apoptosis as a method of treating certain cancers, or to prevent apoptosis as a method of treating certain degenerative diseases such as myocardial infarction or the side effects of chemotherapy and radiation therapy in cancer patients. More than 20 anti-cancer product candidates have been identified to date through this high-throughput screening technology, including the CV2105 series of compounds that was licensed to BioChem Pharma, Inc. This license agreement requires that BioChem make licensing, research and milestone payments to Maxim totaling up to $55 million assuming successful commercialization of the the compound for treatment of two cancer indications, as well as pay a royalty on product sales.

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

Indication	Trial Number	Phase	Number of Patients (Enrollment Objective)	Status	Location
Advanced Metastatic Melanoma	MP-US-M01 MP-MA-0102 MP-M0103 MP-S01 MM2 MM1	Phase 3 Phase 3 Phase 2 advanced clinical research Phase 2 Phase 2 low-dose Phase 2 high-dose	305 241 126 (175) (40) 27 16	Completed Ongoing, enrollment completed Ongoing Ongoing Completed Completed	United States Europe, Australia, Canada & Israel United States Europe Europe Europe
Acute Myelogenous Leukemia	MP-MA-0201 AML1	Phase 3 Phase 2	320 39	Ongoing, enrollment completed Completed	United States, Europe, Australia, Canada & Israel Europe
Renal Cell Carcinoma	MP-S02/S04 I-318-MA	Phase 2 controlled Phase 2 single arm Phase 1	(120) 48 6	Ongoing Ongoing, enrollment complete Completed	Europe Europe Europe
Multiple Myeloma		Phase 1	7	Completed	Europe
Hepatitis C	MP-MA-0405 MP-MA-S05	Phase 2 Phase 2 Phase 1	129 18 10	Ongoing, enrollment complete Ongoing Completed	Europe & Israel Israel Europe

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

Estimated Incidence for Selected Cancers for 2000 for the United States

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

    For all patients entering the study, treatment with the Ceplene/IL-2 combination improved survival over treatment with IL-2 alone, with a trend toward significance (p = 0.0526 after 18 months of follow up). This data is promising but did not achieve the p = 0.05 threshold for statistical significance, therefore we applied for approval in the United States only for the patient population that achieved statistical significance, the patients with liver metastases.

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

    For the first time in any major study, the advanced-stage malignant melanoma patients in the U.S. Phase 3 study were allowed to treat themselves at home. In the study, treatment with Ceplene and IL-2 improved the duration of survival of advanced metastatic melanoma patients with liver metastases, with minimal impact to the patients in terms of toxicity and without degradation in quality of life. Patients with liver metastases treated with Ceplene and IL-2 had a significant increase (p=0.010) in median quality adjusted survival over patients treated with IL-2 alone.

    Results for the Phase 3 study indicated that treatment with Ceplene and lower-dose IL-2 was well-tolerated and had substantially less toxicity than the high-dose regimens under which IL-2 was originally approved.

U.S. Phase 3 Advanced Metastatic Melanoma Trial
Key Grade 3 and 4 Serious Adverse Events

	U.S. Phase 3 Study
Event	IL-2 Alone	Ceplene + IL-2	High-Dose IL-2 Historic Data
Hypotension	1%	1%	45%
Diarrhea	3%	1%	32%
Vomiting	5%	6%	37%
Confusion	3%	2%	13%
Renal Oliguria	0%	0%	39%
Thrombocytopenia	1%	1%	17%

    Based on the Phase 3 results, in July 2000 we submitted our NDA to the FDA seeking approval to market Ceplene in the United States as an adjuvant to IL-2 for the treatment of advanced metastatic melanoma with liver metastases. In September, the FDA informed us that the NDA had been assigned priority review status and that the NDA would be reviewed under accelerated approval statutes. On December 13, 2000, the ODAC panel declined to recommend approval of Ceplene for this indication. On January 19, 2001, Maxim received a nonapprovable letter from the FDA relating to this NDA.

    During the ODAC meeting, the FDA expressed concerns regarding certain issues related to the U.S. Phase 3 trial, including patient randomization and purported demographic and prognostic imbalances between the Ceplene and control arms of the study. The FDA suggested that purported imbalances influenced the survival benefit that our researchers reported for the patients with liver metastases treated with the Ceplene/IL-2 combination. The FDA also indicated that an additional clinical research focusing on metastatic melanoma patients with liver metastases may be required to support approval.

    While we have not had the opportunity to review all of the underlying components and details of the analyses performed by the FDA, some of the FDA analyses do not appear to be consistent with the data collected in this trial. The analyses performed under the statistical plan by our statistician, indicate that the statistically significant results from the Phase 3 trial are related to the effect of Ceplene as an adjuvant for the treatment of patients with liver metastases, as opposed to resulting from any differences in geographic region, demographics or known prognostic factors within the treatment arms.

    Regardless of our belief in the strength of the Phase 3 results, however, the results are not currently considered adequate by the FDA as a single study to support approval. We will now work with the FDA to develop a strategy to support the approvability of this drug in this patient population, and this strategy may include the conduct of additional clinical research in metastatic melanoma patients with liver metastases. Any additional clinical research required to support U.S. approval may also be required to support applications for marketing approval outside of the United States.

    In September 2000, we completed enrollment of a second Phase 3 trial of Ceplene for the treatment of advanced metastatic melanoma based in Europe, Australia, Canada and Israel. The international trial commenced in November 1997 and includes 241 patients. Patients in the Ceplene group receive a co-administration of Ceplene plus low-dose IL-2 and IFN-alpha, while patients in the control group receive dacarbazine (DTIC), the most commonly used chemotherapeutic agent for the treatment of advanced malignant melanoma, particularly in Europe and Australia. The endpoints of this study are the same as the U.S. study described above. The international Phase 3 malignant melanoma trial is designed to complement the U.S. Phase 3 trial by broadening the exposure of the drug outside the United States, and by providing a comparison of combination immunotherapy with Ceplene versus a chemotherapeutic agent.

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

    After 48 weeks of treatment 61% of the patients treated with the optimal dose regimens of Ceplene attained complete viral response. Published reports suggest that approximately 29% of patients achieve a complete viral response when treated with interferon therapy alone. Despite the poor prognosis for successful treatment, 55% of the patients with the genotype-1 variant of the hepatitis C virus treated with the optimal dose regimen of Ceplene and IFN-alpha achieved a complete viral response at 48 weeks, compared to the less than 20 percent reported for IFN-alpha alone. Furthermore, 54% of the patients with more than 2 million copies per milliliter of blood treated with the optimal regimen of Ceplene and IFN-alpha achieved a complete viral response at 48 weeks, compared to the less than 20% reported for IFN-alpha alone.

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

Apoptosis Activator Compounds for the Treatment of Drug Resistant Cancers

    One of the key obstacles hindering cancer therapy is the fact that many cancers are resistant to currently used chemotherapeutic agents such as taxol, methotrexate, cisplatin, and doxorubicin. Cytotoxic, or chemotherapeutic, drugs can trigger cancer cells to undergo apoptosis by re-activating the dormant caspase cascade. Most anti-cancer drugs work by activating the caspase cascade using the tumor suppressor gene p53, however over half of all tumors have mutations which render the p53 gene inactive and the tumor drug resistant to chemotherapy. In addition, many cancer cells express gene products which suppress the caspase cascade, or possess mechanisms that pump the cytotoxic drugs out of the cells, either of which leads to multi-drug resistance and slows the induction of apoptosis in the cancer cells.

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

F. Hoffmann-La Roche and other Ceplene Collaborations

    In August 2000, we entered into a comprehensive development collaboration with F. Hoffmann-La Roche Ltd., Switzerland and its US branch Hoffmann-La Roche, Inc. to undertake the clinical development and approval of Ceplene in combination with Pegasys®, Roche's pegylated interferon-alpha agent. The planned collaboration program is expected to include two Phase 3 trials of the Ceplene and Pegasys combination for the treatment of hepatitis C, one Phase 3 trial of the combination of Ceplene and Pegasys for the treatment of advanced-stage renal cell carcinoma, and an additional Phase 3 trial in another cancer to be selected by Maxim and Roche. Roche will perform the management, monitoring and data management of the trials at its own cost, and Roche and Maxim will share equally the third party costs of the trials. The agreement calls for Roche to absorb more than half of the costs associated with the clinical trials. Roche may terminate the agreement upon 30-day notice if Maxim fails to attain approval of Ceplene by June 30, 2002.

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
    3.
    Exhibits

  (a)
  See list of Exhibits set forth in paragraph (c) below.

  (b)
  REPORTS ON FORM 8-K

Date of Report	Description of Exhibit	Financial Statements Filed
August 22, 2000	Description of Acquisition of Cytovia, Inc.	Yes
August 23, 2000	Collaboration Agreement with Hoffman-LaRoche, Inc. and F. Hoffman-LaRoche, Ltd	No
  (c)
  Exhibits

INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization dated June 2, 2000 (between the Registrant, M-80 Acquisition Corp. and Cytovia Inc.). (14)
2.2	Form of Lock-up Agreement dated as of June 16, 2000. (14)
3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. (13)
3.3	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock. (10)
3.4	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Convertible Preferred Stock. (12)
3.5	Rights Agreement, dated as of June 15, 2000, between the Registrant and American Stock Transfer & Trust Company, as Rights Agents. (15)
3.6	Bylaws of Registrant. (1)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, and 3.6.
10.1	Form of Indemnification Agreement for directors and officers of the Registrant. (1)
10.2	Form of Representative's Warrant Agreement between the Company and National Securities Corporation, as representative of the several Underwriters (the "Representative"), including form of Representative's Warrant Certificate. (1)
10.3	Form of Warrant Agreement between the Company, the Representative and American Stock Transfer & Trust Company, including form of Warrant Certificate. (1)
10.4	Option to Buy Technology and Rights Agreement, dated March 30, 1993, between the Registrant and Estero Anstalt. (1)†
10.5	Security Agreement, dated July 27,1993, between the Registrant and Estero Anstalt. (1)†
10.6	Exclusive License Agreement dated June 14, 1995, among the Registrant, Jan Holmgren, M.D., Ph.D., Cecil Czerkinsky, Duotol AB and Triotol Ltd. (1)†
10.7	Option and License Agreement, dated May 19, 1993, among the Registrant, Vitec AB and SBL Vaccin AB, as amended. (1)†
10.8	License Agreement dated January 14, 1994, among the Registrant, Vitec AB and SBL Vaccin, AB, as amended. (1)†
10.9	Agreement, dated December 2, 1995, among the Registrant, Syntello Vaccine Development AB and Estero Anstalt. (1)†
10.10	Agreement, dated April 23, 1996, among the Registrant, Anders Vahlne, M.D., Ph.D. and Syntello Vaccine Development AB. (1)†
10.11	Lease dated November 1, 1996 between DM Spectrum LLC, a California limited liability company, as Landlord and the Registrant for 3099 Science Park Road, Suite 150, San Diego, California 92121. (2)
10.12	Amended and Restated 1993 Long-Term Incentive Plan and forms of stock option agreements. (3)
10.13	Employment Agreement dated November 3, 1999 between the Registrant and Kurt R. Gehlsen* (11)

10.14	Employment Agreement dated November 3, 1999 between the Registrant and Dale A. Sander* (11)
10.15	Employment Agreement dated October 26, 1999 between the Registrant and Larry G. Stambaugh.* (11)
10.16	Loan and Security Agreement between the Registrant and Silicon Valley Bank. (4)
10.17	Amendment to Loan and Security Agreement dated March 16, 1998 between the Registrant and Silicon Valley Bank. (5)
10.18	Lease dated July 2, 1998 between British Pacific Properties, a California Corporation, as Landlord, and the Registrant. (6)
10.19	Employment Agreement dated November 3, 1999 between the Registrant and Geoffrey B. Altman.* (11)
10.20	Amendment to Loan and Security Agreement dated September 1, 1998 between the Registrant and Silicon Valley Bank. (7)
10.21	License Agreement dated November 6, 1998 among the Registrant, Professional Pharmaceutical, Inc., Bruce A. Jack, D.D.S. and B. Thomas White, R.PH. (8)
10.22	Secured Promissory Note dated April 7, 1999 between Larry G. Stambaugh and the Registrant. (9)
10.23	Secured Promissory Note dated April 14, 1999 between Larry G. Stambaugh and the Registrant. (9)
10.24	Secured Promissory Note dated April 7, 1999 between Kurt R. Gehlsen and the Registrant. (9)
10.25	Secured Promissory Note dated April 7, 1999 between Dale A. Sander and the Registrant. (9)
10.26	Common Stock Purchase Warrant, No. #99AR-1, to purchase 200,000 shares of the Registrant's common stock, issued to The Kriegsman Group on March 3, 1999. (10)
10.27	Common Stock Purchase Warrant, No. #99PA-1, to purchase 32,390 shares of the Registrant's common stock, issued to The Kriegsman Group on July 26, 1999. (10)
10.28	Common Stock Purchase Warrant to purchase 300,000 shares of the Registrant's common stock issued to RGC International Investors, LDC on July 20, 1999. (10)
10.29	Series B Convertible Preferred Stock Purchase Agreement dated November 10, 1999, between the Registrant and certain purchasers of Registrant's preferred stock. (12)
10.30	Form of Common Stock Purchase Warrant issued to AP Asset Management AG, The Kriegsman Group and Cappello Partners, LLC. (12)
10.31	Form of Common Stock Purchase Warrant issued to Evolution Capital, Wayne Philip Rothbaum and Mitchell Silber. (11)
10.32	Research and License Agreement effective July 10, 2000 with BIOCHEM Pharma Inc. (17)‡
10.33	Registrant's Collaboration Agreement with Hoffman-LaRoche, Inc. and F. Hoffman-LaRoche Ltd., dated August 7, 2000. (16)†
10.34	Registrant's 2000 Nonstatutory Stock Option Plan. (17)
10.35	Secured Revolving Promissory Note dated December 8, 2000 between Larry G. Stambaugh and the Registrant. (17)
13.1	Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2000.
23.1	Consent of KPMG LLP, Independent Auditors.
24.1	Power of Attorney. (17)

27	Financial Data Schedule. (17)

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
(16)
Previously filed together with Registrant's Current Report on Form 8-K (File No. 1-14430) dated August 22, 2000 and incorporated herein by reference.
(17)
Previously filed together with Registrant's Annual Report on Form 10-K (File No. 1-14430) dated September 30, 2000 and incorporated herein by reference.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXIM PHARMACEUTICALS, INC.
By:	/s/ DALE A. SANDER Dale A. Sander, Senior Vice President, Finance and Chief Financial Officer Date: February 9, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Larry G. Stambaugh	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 9, 2001
/s/ DALE A. SANDER Dale A. Sander	Senior Vice President, Finance, and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	February 9, 2001
* Theodor H. Heinrichs	Director	February 9, 2001
* Gary E. Frashier	Director	February 9, 2001
* Per-Olof Mårtensson	Director	February 9, 2001
* F. Duwaine Townsen	Director	February 9, 2001
*By:	/s/ DALE A. SANDER Dale A. Sander Attorney in Fact

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
EXPLANATORY NOTE:
PART 1
ITEM 1. BUSINESS
Overview
Ceplene—Drug Candidate for Cancer and Infectious Diseases
Estimated Incidence for Selected Cancers for 2000 for the United States
U.S. Phase 3 Advanced Metastatic Melanoma Trial Key Grade 3 and 4 Serious Adverse Events
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