Form 10-Q
period 2000-12-31
MAXIM PHARMACEUTICALS INC
filed 2001-02-13
CIK 1013351

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2000
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14430

MAXIM PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	87-0279983 (IRS Employer Identification No.)
8899 University Center Lane, Suite 400, San Diego, CA (Address of principal executive offices)	92122 (zip code)

(858) 453-4040
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of February 5, 2001, the registrant had 23,217,094 shares of Common Stock, $.001 par value, outstanding.

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

INDEX

Part I — Financial Information		Page
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets — December 31, 2000 (unaudited) and September 30, 2000	1
	Condensed Consolidated Statements of Operations (unaudited) — Three Months Ended December 31, 2000 and 1999 and from Inception (October 23, 1989) through December 31, 2000	2
	Condensed Consolidated Statements of Cash Flows (unaudited) — Three Months Ended December 31, 2000 and 1999 and from Inception (October 23, 1989) through December 31, 2000	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8
Part II — Other Information
Item 1.	Legal Proceedings	9
Item 2.	Changes in Securities and Use of Proceeds	9
Item 6.	Exhibits and Reports on Form 8-K	10
SIGNATURE		11

CONDENSED CONSOLIDATED BALANCE SHEETS

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	As of December 31 2000	As of September 30 2000
ASSETS
Current Assets:
Cash and cash equivalents	$53,125,715	$72,627,089
Short-term investments in marketable securities, available for sale	120,540,038	117,737,740
Note receivable from officer	2,859,742	—
Accrued interest and other current assets	4,810,696	5,196,642

Total current assets	181,336,191	195,561,471
Property and equipment, net	4,874,482	4,033,242
Patents and licenses, net	1,546,831	1,386,091
Goodwill and intangible assets, net	30,535,636	31,624,827
Deposits and other assets	370,524	388,435

Total assets	$218,663,664	$232,994,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,077,221	$6,965,689
Accrued expenses	7,490,518	6,352,326
Note payable	185,438	238,894
Current installments of obligations under capital leases	408,907	404,031
Deferred revenue	1,416,666	1,541,667

Total current liabilities	13,578,750	15,502,607
Deferred revenue	562,500	843,750
Obligations under capital leases, excluding current installments	596,690	698,218
Commitments and contingencies
Stockholders' Equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding at December 31, 2000 and September 30, 2000	—	—
Common stock, $.001 par value, 40,000,000 shares authorized; 23,214,754 and 23,115,749 shares issued and outstanding at December 31, 2000 and September 30, 2000, respectively	23,215	23,116
Additional paid-in capital	376,013,077	375,475,441
Deficit accumulated during the development stage	(172,369,113)	(159,402,020)
Accumulated other comprehensive income (loss)	258,545	(147,046)

Total stockholders' equity	203,925,724	215,949,491

Total liabilities and stockholders' equity	$218,663,664	$232,994,066

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	Three Months Ended December 31,		From Inception (October 23, 1989) Through December 31,
	2000	1999	2000
Collaboration and research revenue	$829,429	$140,000	$6,418,597
Operating expenses:
Research and development	10,818,168	9,050,866	119,344,105
Marketing and business development	3,661,019	558,129	12,396,722
General and administrative	1,738,225	843,808	21,108,480
Amortization of goodwill and other acquisition-related intangible assets	562,994	—	1,307,564
Purchased in-process technology	—	—	42,300,000

Total operating expenses	16,780,406	10,452,803	196,456,871

Loss from operations	(15,950,977)	(10,312,803)	(190,038,274)

Other income (expense):
Investment income	3,050,502	303,939	15,621,708
Gain on sale of assets	—	—	4,434,976
Interest expense	(61,099)	(30,871)	(2,369,242)
Other income (expense)	(5,519)	10,263	(18,281)

Total other income	2,983,884	283,331	17,669,161

Net loss before preferred stock dividends	(12,967,093)	(10,029,472)	(172,369,113)

Dividends on preferred stock	—	2,412,872	5,495,683

Net loss applicable to common stock	$(12,967,093)	$(12,442,344)	$(177,864,796)

Basic and diluted net loss per share of common stock	$(0.56)	$(1.09)

Weighted average shares outstanding	23,180,966	11,401,461

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	Three Months Ended December 31,
			From Inception (October 23, 1989) Through December 31, 2000
	2000	1999
OPERATING ACTIVITIES:
Net loss	$(12,967,093)	$(10,029,472)	$(172,369,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	977,839	171,017	4,737,574
Stock contributions to 401(k) plan	47,351	21,585	247,321
Stock based compensation	—	204,109	1,044,185
Loss on disposal of property and equipment	—	3,565	217,181
Loss on write-off of patents	—	—	444,241
Amortization of premium on investments	—	—	318,912
Other	—	—	(283,658)
Purchased in-process technology	—	—	44,946,166
Cumulative effect of reorganization	—	—	1,152,667
Gain on sale of subsidiary	—	—	(2,288,474)
Gain on sale of assets	—	—	(2,146,502)
Changes in operating assets and liabilities:
Accrued interest and other current assets	385,946	(615,182)	(3,844,242)
Deposits and other assets	17,911	67,078	(866,614)
Accounts payable	(2,888,468)	3,300,569	2,985,977
Accrued expenses	1,664,389	(329,017)	5,484,431
Deferred revenue	(406,251)	—	1,979,166

Net cash used in operating activities	(13,168,376)	(7,205,748)	(118,240,782)

INVESTING ACTIVITIES:
Purchases of marketable securities	(7,002,712)	(10,270,512)	(222,834,460)
Sales and maturities of marketable securities	4,603,000	1,023,000	103,268,951
Purchases of property and equipment	(1,217,657)	(19,900)	(5,759,461)
Additions to patents and licenses	(199,168)	(76,332)	(3,854,689)
Net proceeds from sale of assets	—	—	2,955,000
Cash acquired in acquisition of business	—	—	1,121,297
Proceeds from sale of diagnostic division	—	—	496,555

Net cash used in investing activities	(3,816,537)	(9,343,744)	(124,606,807)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of stock options and warrants	490,384	48,625	253,211,038
Net proceeds from issuance of preferred stock	—	22,597,396	41,298,008
Payment of preferred stock dividends	—	(298,939)	(302,361)
Proceeds from issuance of notes payable and long-term debt	—	—	6,432,078
Payments on notes payable and long-term debt	(150,108)	(145,700)	(5,461,006)
Proceeds from issuance of notes payable to related parties	—	—	4,982,169
Payments on notes payable to related parties	—	—	(1,329,885)
Loan to officer	(2,859,742)	—	(2,859,742)

Net cash (used in) provided by financing activities	(2,519,466)	22,201,382	295,970,299

Effect of exchange rate changes on cash	3,005	—	3,005

Net increase (decrease) in cash and cash equivalents	(19,501,374)	5,651,890	53,125,715
Cash and cash equivalents at beginning of period	72,627,089	6,543,977	—

Cash and cash equivalents at end of period	$53,125,715	$12,195,867	$53,125,715

Noncash investing activities:
Increase in fair value of securities available for sale	$402,586	$57,865	$255,540

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

1.  PRINCIPLES OF INTERIM PERIOD REPORTING

Maxim Pharmaceuticals, Inc. (the "Company") has not earned significant revenues from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7").

The information at December 31, 2000, and for the three months ended December 31, 2000 and 1999 is unaudited. In the opinion of the Company, these condensed consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the condensed consolidated financial position of the Company as of December 31, 2000 and September 30, 2000, and the condensed consolidated results of operations for the three months ended December 31, 2000 and 1999 and from inception (October 23, 1989) through December 31, 2000. The condensed consolidated results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K/A for the year ended September 30, 2000.

2.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In October 2000, the Company implemented SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No.'s 137 and 138. This Statement established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of this standard did not have an impact on the Company's condensed consolidated financial statements.

3.  TOTAL OTHER COMPREHENSIVE LOSS

Total other comprehensive loss for the three months ended December 31, 2000 and 1999 was $12,708,548 and $12,503,492, respectively. The difference between total other comprehensive loss and net loss attributable to common stock was composed of unrealized losses on available-for-sale securities and foreign translation gain.

4.  NET LOSS PER SHARE

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic net loss per share of common stock is computed by dividing the net loss after deduction of dividends on preferred stock by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by including the additional common shares issuable upon exercise of outstanding convertible preferred stock, options and warrants in the weighted average share calculation. For the three months ended December 31, 2000 and 1999, options, warrants and convertible preferred stock totaled 3,297,526 and 8,067,570, respectively. As these securities were antidilutive for the respective period then ended, diluted loss per share equaled the basic loss per share calculation in each respective period.

5.  PROFORMA RESULTS

On June 16, 2000, the Company acquired all of the outstanding capital stock of Cytovia, Inc. ("Cytovia") and assumed the outstanding stock options of Cytovia. Cytovia was a privately held biopharmaceutical research company focused on the discovery and development of caspase inhibitors and activators, novel drugs that modulate programmed cell death. The transaction was accounted for using the purchase method.

The condensed consolidated financial statements include the operating results of Cytovia from the date of acquisition. Unaudited pro forma operating results for the Company, assuming the acquisition of Cytovia had been made at the beginning of the period ended December 31, 1999, excluding the impact of the in process research and development charge, are as follows:

1999
Collaboration and research revenue	$140,000
Net loss applicable to common stock	(15,721,493)
Net loss per share	(1.22)
Shares used in calculating net loss per share	12,934,947

These pro forma results have been prepared for comparative purposes only and may not be indicative of the results of operations which actually would have occurred had the combination been in effect at the beginning of the respective year or of future results of operations of the consolidated entities.

6.  RECLASSIFICATIONS

Certain amounts in the prior years' financial statements have been reclassified to conform with current year classifications.

7.  COMMITMENTS AND CONTINGENCIES

On December 14, 2000, plaintiff Blake Martin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company and two officers of the Company, alleging violations of federal securities laws related to declines in the Company's stock price. The complaint alleges securities fraud in connection with various statements and alleged omissions to the public and to the securities markets. The Company believes that the claims set forth in this complaint are without merit, and it intends to engage in a rigorous defense of such claims. The Company has been served with at least 13 substantially similar lawsuits arising from the same facts and circumstances, and these lawsuits are being consolidated into a single proceeding.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. Such forward-looking statements include statements regarding plans for the development and commercialization of the Company's Ceplene™, MaxDerm™ and caspase modulator technologies, and future cash requirements. Such statements are only predictions and the Company's actual results could differ materially from those anticipated or projected in such forward-looking statements. Factors that could cause or contribute to differences include the risk that the Company will not obtain approval to market its products, the risk that products that appeared promising in early research and clinical trials do not demonstrate efficacy in larger-scale clinical trials, the need for additional funds and the uncertainty of additional funding, and dependence on collaborative partners. These factors and others are more fully described in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

Research and Collaboration Revenue—For the quarter ended December 31, 2000, collaboration and research revenue totaled $829,000, an increase of $689,000, or 492%, from the same period in the prior year. The increase was related to license fees and research revenues associated with the licensing of the Company's CV2105 series of caspase-inducer anti-cancer compounds. For the quarter ended December 31, 1999, collaboration and research revenue consisted of collaborative support for our clinical trials.

Research and Development Expenses—Research and development expenses for the quarter ended December 31, 2000 totaled $10,818,000, an increase of $1,767,000 or 20%, from the same period in the prior year. The increase was primarily attributable to research associated with the caspase modulator technology acquired in June 2000 in the purchase of Cytovia, Inc.

Marketing and Business Development—Marketing and business development expenses for the quarter ended December 31, 2000 were $3,661,000, an increase of $3,103,000, or 556%, over the same period of the prior year. This increase was due to the build up of marketing and sales management personnel and other premarketing activities associated with the potential market launch of Ceplene, originally anticipated for the first half of 2001. This potential market launch has likely been delayed to a future period.

General and Administrative Expenses—For the quarter ended December 31, 2000, general and administrative expenses were $1,738,000, an increase of $894,000, or 106%, over the same period in the prior year. This increase was due primarily to the expansion of information systems and additional support personnel associated with the Company's potential market launch and expanded operations, and increased corporate communication requirements associated with the release of key clinical data and regulatory events during the quarter.

Amortization of Goodwill and Other Acquisition-Related Intangible Assets—Amortization of goodwill and other acquisition related intangible assets for the quarter ended December 31, 2000 totaled $563,000. There was no such amortization for the same period in the prior year. The amortization relates to intangible assets recorded in connection with the acquisition of Cytovia, Inc. in June 2000, a transaction accounted for as a purchase.

Other Income—Investment income was $3,051,000 for the quarter ended December 31, 2000, an increase of $2,747,000, or 904%, from the same period in the prior year. This increase was a result of interest earned on the proceeds of the follow-on public offering completed in February 2000.

Net Loss Applicable to Common Stock—Net loss applicable to common stock for the quarter ended December 31, 2000 totaled $12,967,000, an increase of $525,000 or 4%, over the same period in the prior year. The increase was primarily due to the increase in research and development expenses and expenses for expanded operations related to the Company's potential market launch of Ceplene, offset by the increase of collaboration and research revenue and investment income, as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company, as a development stage enterprise, anticipates incurring substantial additional losses at least in the near future as it continues to expend substantial amounts on its ongoing and planned clinical trials and its expanded efforts related to its other research and development efforts including the caspase modulator program acquired as part of the Cytovia purchase. The Company has financed its operations primarily through the sale of its equity securities, including an initial public offering in 1996, an international follow-on public offering in 1997, private offerings of preferred stock in July and November 1999 and a follow-on public offering in February 2000 that provided total net proceeds of approximately $294 million.

As of December 31, 2000, the Company had cash, cash equivalents and investments totaling approximately $173.7 million. For the quarters ended December 31, 2000, and 1999, net cash used in the Company's operating activities was approximately $13.2 million, and $7.2 million, respectively. The Company's cash requirements may fluctuate in future periods as it conducts additional research and development activities including clinical trials, other research and development activities, and efforts associated with the commercial launch of any products that are approved for sale by government regulatory bodies. Among the activities that may result in an increase in cash requirements are the scope and timing of the Phase 3 and Phase 2 Ceplene cancer and hepatitis C clinical trials currently underway or planned, and research related to the caspase modulator and other earlier-stage programs. As a result of the delay of the U.S. market launch of Ceplene, a decrease in cash requirements may occur due to the elimination in January and February 2000 of activities and personnel associated with the Company's U.S. sales force and related promotion activities.

The Company's cash requirements may vary materially from those now planned because of the results and scope of clinical trials and other research and development activities, the time required to obtain regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, its ability to establish marketing alliances and collaborative arrangements and the cost of internal marketing activities. As a result of these factors, it is difficult to predict accurately the timing and amount of future cash requirements. In January 2001, the U.S. Food and Drug Administration (FDA) declined to approve the use of Ceplene for its most advanced development program, the treatment of patients with advanced metastatic melanoma that have liver metastases. The Company will work with the FDA to develop a strategy, which may include an additional study in melanoma patients with liver metastases, to support the approvability of this drug candidate. However, these events suggest that the U.S. market launch of Ceplene, originally anticipated for the first half of 2001, will likely be delayed to a future period.

The Company may pursue the issuance of additional equity securities, and pursue corporate collaborative agreements, as required, to meet its cash requirements. The issuance of additional equity securities, if any, could result in substantial dilution to the Company's stockholders. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. The failure to fund the Company's capital requirements would have a material adverse effect on its business, financial condition and results of operations.

The Company has never paid a cash dividend on its common stock and does not contemplate the payment of cash dividends on its common stock in the foreseeable future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk is principally confined to its cash equivalents and investments. The Company maintains a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in its investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. The Company currently does not hedge interest rate exposure. A hypothetical 10 percent change in interest rates during the quarter ended December 31, 2000 would have resulted in approximately a $310,000 change in net loss. The Company has not used derivative financial instruments in its investment portfolio. There have been no significant changes in the types or maturities of investments held from September 30, 2000.

IMPACT OF INFLATION

The impact of inflation on the operations of the Company for the quarters ended December 31, 2000, and 1999 was not material.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

On December 14, 2000, plaintiff Blake Martin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company and two officers of the Company, alleging violations of federal securities laws related to declines in the Company's stock price. The complaint alleges securities fraud in connection with various statements and alleged omissions to the public and to the securities markets. The Company believes that the claims set forth in this complaint are without merit, and it intends to engage in a rigorous defense of such claims. The Company has been served with at least 13 substantially similar lawsuits arising from the same facts and circumstances, and these lawsuits are being consolidated into a single proceeding.

Item 2.  Changes in Securities and Use of Proceeds

(d)  Of the net offering proceeds to the Company of $36,316,000, including $18,220,000 received at the time of the initial public offering and $18,096,000 received upon subsequent exercises of Redeemable Warrants, through December 31, 2000, the following payments have been made:

	(A	)	(B	)
Purchase and installation of machinery and equipment			$1,323,000
Repayment of indebtedness	$289,000		$2,227,000
Interest earning bonds and securities			—
Research and development expenses			$26,780,000
Business development expenses			$1,627,000
General and administrative			$3,091,000
Intellectual property			$979,000

(A)
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.

(B)
Direct or indirect payments to others.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibit Number	Description of Exhibit
10.1	Employment Agreement dated November 17, 2000 between the Registrant and Kurt Gehlsen.*
10.2	Employment Agreement dated November 17, 2000 between the Registrant and Dale A. Sander.*
10.3	Employment Agreement dated November 17, 2000 between the Registrant and Larry G. Stambaugh.*
10.4	Employment Agreement dated November 17, 2000 between the Registrant and Geoffrey B. Altman.*
10.5	Loan and Security Agreement dated October 9, 2000 between the Registrant and Silicon Valley Bank.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601 of Regulation S-K.

b)  Reports on Form 8-K

Date of Report	Description of Exhibit	Financial Statements Filed
December 15, 2000	FDA Advisory Committee declines to recommend approval of Ceplene	No

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Maxim Pharmaceuticals, Inc.
Date: February 13, 2001	/s/ DALE A. SANDER Dale A. Sander Chief Financial Officer (Principal Financial and Accounting Officer and Officer duly authorized to sign this report on behalf of the registrant)

QuickLinks

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Company)
INDEX