Form 10-Q
period 2001-03-31
MAXIM PHARMACEUTICALS INC
filed 2001-05-14
CIK 1013351

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of May 7, 2001, the registrant had 23,234,520 shares of Common Stock, $.001 par value, outstanding.

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

INDEX

		Page
Part I—Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited)—March 31, 2001 and September 30, 2000	1
	Condensed Consolidated Statements of Operations (unaudited)—Three Months and Six Months Ended March 31, 2001 and 2000 and from Inception (October 23, 1989) through March 31, 2001	2
	Condensed Consolidated Statements of Cash Flows (unaudited)—Six Months Ended March 31, 2001 and 2000 and from Inception (October 23, 1989) through March 31, 2001	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8
Part II—Other Information
Item 1.	Legal Proceedings	9
Item 2.	Changes in Securities and Use of Proceeds	9
Item 4.	Submission of Matters to a Vote of Security Holders	9
Item 6.	Exhibits and Reports on Form 8-K	10
SIGNATURE		10

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	As of March 31 2001	As of September 30 2000
ASSETS
Current Assets:
Cash and cash equivalents	$42,970,834	$72,627,089
Short-term investments in marketable securities, available for sale	119,227,087	117,737,740
Note receivable from officer	2,927,460	—
Accrued interest and other current assets	5,384,070	5,196,642

Total current assets	170,509,451	195,561,471
Property and equipment, net	4,884,888	4,033,242
Patents and licenses, net	1,647,992	1,386,091
Goodwill and intangible assets, net	29,453,840	31,624,827
Deposits and other assets	396,820	388,435

Total assets	$206,892,991	$232,994,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,069,038	$6,965,689
Accrued expenses	5,570,001	6,352,326
Note payable	81,233	238,894
Current installments of obligations under capital leases	410,055	404,031
Deferred revenue	1,291,665	1,541,667

Total current liabilities	11,421,992	15,502,607
Deferred revenue	281,250	843,750
Obligations under capital leases, excluding current installments	495,811	698,218
Commitments and contingencies
Stockholders' Equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding at March 31, 2001 and September 30, 2000	—	—
Common stock, $.001 par value, 40,000,000 shares authorized; 23,234,036 and 23,115,749 shares issued and outstanding at March 31, 2001 and September 30, 2000, respectively	23,234	23,116
Additional paid-in capital	376,103,212	375,475,441
Deficit accumulated during the development stage	(182,127,175)	(159,402,020)
Accumulated other comprehensive income (loss)	694,667	(147,046)

Total stockholders' equity	194,693,938	215,949,491

Total liabilities and stockholders' equity	$206,892,991	$232,994,066

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

					From Inception (October 23, 1989) Through March 31, 2001
	Three Months Ended March 31		Six Months Ended March 31
	2001	2000	2001	2000
Collaboration and research revenue	$871,499	$147,500	$1,700,928	$287,500	$7,290,096
Operating expenses:
Research and development	8,318,652	9,732,472	19,136,820	18,783,338	127,662,757
Marketing and business development	2,343,213	635,047	6,004,231	1,193,176	14,739,935
General and administrative	2,082,894	1,013,036	3,821,119	1,856,844	23,191,374
Amortization of goodwill and other acquisition-related intangible assets	553,496	—	1,116,490	—	1,861,060
Purchased in-process technology	—	—	—	—	42,300,000

Total operating expenses	13,298,255	11,380,555	30,078,660	21,833,358	209,755,126

Loss from operations	(12,426,756)	(11,233,055)	(28,377,732)	(21,545,858)	(202,465,030)
Other income (expense):
Investment income	2,668,629	1,201,976	5,719,130	1,505,915	18,290,337
Gain on sale of assets	—	—	—	—	4,434,976
Interest expense	(6,739)	(18,434)	(67,838)	(49,305)	(2,375,981)
Other income (expense)	6,804	—	1,285	10,263	(11,477)

Total other income	2,668,694	1,183,542	5,652,577	1,466,873	20,337,855

Net loss before preferred stock dividends	(9,758,062)	(10,049,513)	(22,725,155)	(20,078,985)	(182,127,175)
Dividends on preferred stock	—	2,599,967	—	5,012,839	5,495,683

Net loss applicable to common stock	$(9,758,062)	$(12,649,480)	$(22,725,155)	$(25,091,824)	$(187,622,858)

Basic and diluted net loss per share of common stock	$(0.42)	$(0.77)	$(0.98)	$(1.80)

Weighted average shares outstanding	23,219,833	16,506,555	23,200,189	13,940,063

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	Six Months Ended March 31		From Inception (October 23, 1989) Through March 31, 2001
	2001	2000
OPERATING ACTIVITIES:
Net loss	$(22,725,155)	$(20,078,985)	$(182,127,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,016,668	343,224	5,776,403
Stock contributions to 401(k) plan	96,655	42,655	296,625
Stock-based compensation	19,816	208,223	1,064,001
Loss on disposal of property and equipment	—	3,565	217,181
Loss on write-off of patents	—	—	444,241
Amortization of premium on investments	—	—	224,352
Other	—	—	(283,658)
Purchased in-process technology	—	—	44,946,166
Cumulative effect of reorganization	—	—	1,152,667
Gain on sale of subsidiary	—	—	(2,288,474)
Gain on sale of assets	—	—	(2,146,502)
Changes in operating assets and liabilities:
Accrued interest and other current assets	(187,428)	(1,230,945)	(4,417,616)
Deposits and other assets	(8,385)	63,485	(892,910)
Accounts payable	(2,896,651)	5,069,365	2,977,794
Accrued expenses	272,171	450,043	4,092,213
Deferred revenue	(812,502)	—	1,572,915

Net cash used in operating activities	(24,224,811)	(15,129,370)	(129,391,777)
INVESTING ACTIVITIES:
Purchases of marketable securities	(41,285,695)	(67,401,606)	(257,022,883)
Sales and maturities of marketable securities	40,638,000	6,058,000	139,303,951
Purchases of property and equipment	(1,674,097)	(104,655)	(6,215,901)
Additions to patents and licenses	(339,627)	(151,485)	(3,995,148)
Net proceeds from sale of assets	—	—	3,451,555
Cash acquired in acquisition of business	—	—	1,121,297

Net cash used in investing activities	(2,661,419)	(61,599,746)	(123,357,129)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of stock options and warrants	511,418	181,523,706	253,232,072
Net proceeds from issuance of preferred stock	—	22,551,508	41,298,008
Payment of preferred stock dividends	—	(302,361)	(302,361)
Proceeds from issuance of notes payable and long-term debt	—	—	6,432,078
Payments on notes payable and long-term debt	(354,044)	(1,312,138)	(5,664,942)
Proceeds from issuance of notes payable to related parties	—	—	4,982,169
Payments on notes payable to related parties	—	—	(1,329,885)
Loan to officer	(2,927,460)	—	(2,927,460)

Net cash (used in) provided by financing activities	(2,770,086)	202,460,715	295,719,679
Effect of exchange rate changes on cash	61	—	61

Net increase (decrease) in cash and cash equivalents	(29,656,255)	125,731,599	42,970,834
Cash and cash equivalents at beginning of period	72,627,089	6,543,977	—

Cash and cash equivalents at end of period	$42,970,834	$132,275,576	$42,970,834

Noncash investing activities:
Increase in fair value of securities available for sale	$841,652	$103,504	$694,606

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

1.  PRINCIPLES OF INTERIM PERIOD REPORTING

    Maxim Pharmaceuticals, Inc. (the "Company") has not earned significant revenues from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7.

    The information at March 31, 2001 and for the three and six months ended March 31, 2001 and 2000 is unaudited. In the opinion of the Company, these condensed consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2001 and September 30, 2000, and the condensed consolidated results of operations for the three months and six months ended March 31, 2001 and 2000 and from inception (October 23, 1989) through March 31, 2001. The condensed consolidated results of operations for the three months and six months ended March 31, 2001 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K/A for the year ended September 30, 2000.

2.  TOTAL OTHER COMPREHENSIVE LOSS

    Total other comprehensive losses for the three months ended March 31, 2001 and 2000 were $9,321,940 and $12,801,524, respectively. Total other comprehensive losses for the six months ended March 31, 2001 and 2000 were $21,883,442 and $25,235,680, respectively. The difference between total other comprehensive losses and net losses attributable to common stock was composed of unrealized gains and losses on available-for-sale securities and foreign translation gains and losses.

3.  NET LOSS PER SHARE

    Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic net loss per share of common stock is computed by dividing the net loss after deduction of dividends on preferred stock by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by including the additional common shares issuable upon exercise of outstanding options and warrants in the basic weighted average share calculation unless the effect of their inclusion is antidilutive. For the quarters ended March 31, 2001 and 2000, outstanding options and warrants totaled 3,140,821 and 3,389,918, respectively. As these securities were antidilutive, diluted loss per share equaled the basic loss per share calculation in each respective period.

4.  PRO FORMA RESULTS

    On June 16, 2000, the Company acquired all of the outstanding capital stock of Cytovia, Inc. ("Cytovia") and assumed the outstanding stock options of Cytovia. Cytovia was a privately held biopharmaceutical research company focused on the discovery and development of caspase inhibitors and activators, novel drugs that modulate programmed cell death. The transaction was accounted for using the purchase method of accounting.

    The condensed consolidated financial statements include the operating results of Cytovia from the date of acquisition. Unaudited pro forma operating results for the Company, assuming the acquisition of Cytovia had been made at the beginning of the three- and six-month periods ended March 31, 2000, excluding the impact of the in-process research and development charge, are as follows:

	Three Months Ended March 31, 2000	Six Months Ended March 31, 2000
Collaboration and research revenue	$147,500	$287,500
Net loss applicable to common stock	(15,364,688)	(30,956,181)
Net loss per share	(0.85)	(2.00)
Shares used in calculating net loss per share	18,040,045	15,473,548

    These pro forma results have been prepared for comparative purposes only and may not be indicative of the results of operations which actually would have occurred had the combination been in effect at the beginning of the respective year or of future results of operations of the consolidated entities.

5.  RECLASSIFICATIONS

    Certain amounts in the prior years' financial statements have been reclassified to conform with current year classifications.

6.  COMMITMENTS AND CONTINGENCIES

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

7.  SUBSEQUENT EVENT

    On April 11, 2001, the Company entered into an agreement under which the Company guaranteed the repayment of $1,200,000 in loans made by a bank to three officers of the Company. Under the agreement, the Company granted the bank a security interest in a $1,200,000 certificate of deposit as collateral for loans the bank made to the officers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

    This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. Such forward-looking statements include statements regarding plans for the development and commercialization of the Company's Ceplene™, MaxDerm™ and caspase modulator technologies, and future cash requirements. Such statements are only predictions and the Company's actual results could differ materially from those anticipated or projected in such forward-looking statements. Factors that could cause or contribute to differences include the risk that the Company will not obtain approval to market its products, the risk that products that appeared promising in early research and clinical trials do not demonstrate efficacy in larger-scale clinical trials, the risk that planned clinical trials may not start when anticipated, the need for additional funds and the uncertainty of additional funding, and dependence on collaborative partners. These factors and others are more fully described in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2000.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001
AND 2000

    Research and Collaboration Revenue—For the quarter ended March 31, 2001, collaboration and research revenue totaled $871,000, an increase of $724,000, or 491%, from the same period in the prior year. Research and collaboration revenue for the six-month period ended March 31, 2001 totaled $1,701,000 compared to $288,000 for the six months ended March 31, 2000. These increases were related to license fees and research revenues associated with the licensing of the Company's CV2105 series of caspase-inducer anti-cancer compounds.

    Research and Development Expenses—Research and development expenses for the quarter ended March 31, 2001 totaled $8,319,000, a decrease of $1,414,000 or 15%, from the same period in the prior year. The decrease was primarily attributable to lower clinical trial costs associated with Ceplene (histamine dihydrochloride, formerly Maxamine®) as a result of the completion of our U.S. Phase 3 trial for the treatment of advanced metastatic melanoma and our Phase 2 clinical trial for the treatment of hepatitis C. The lower clinical trial costs were partially offset by an increase in research expenses associated with the caspase modulator technology acquired in June 2000 in the purchase of Cytovia, Inc. and costs associated with expanded manufacturing development, regulatory, and quality assurance activities.

    For the six months ended March 31, 2001, research and development expenses were $19,137,000, an increase of $353,000 or 2%, over the same period of the prior year. The increase resulted primarily from research associated with the caspase modulator technology offset by lower clinical trial costs described above.

    Marketing and Business Development—Marketing and business development expenses for the quarter ended March 31, 2001 were $2,343,000, an increase of $1,708,000, or 269%, over the same period of the prior year. For the six months ended March 31, 2001, marketing and business development expenses were $6,004,000, an increase of $4,811,000 or 403% over the same period in the prior year. These increases were due to the build up of marketing and sales management personnel and other pre-marketing activities associated with the potential market launch of Ceplene, originally anticipated for the first half of 2001. This potential market launch has been delayed to a future period.

    General and Administrative Expenses—For the quarter ended March 31, 2001, general and administrative expenses were $2,083,000, an increase of $1,070,000, or 106%, over the same period in the prior year. For the six months ended March 31, 2001, general and administrative expenses were $3,821,000, an increase of $1,964,000 or 106% over the same period in the prior year. These increases were due primarily to the expansion of information systems and additional support personnel associated with the Company's potential market launch and expanded operations, and increased corporate communication requirements associated with the release of key clinical data and regulatory events during these periods.

    Amortization of Goodwill and Other Acquisition-Related Intangible Assets—Amortization of goodwill and other acquisition related intangible assets for the three and six months ended March 31, 2001 totaled $553,000 and $1,116,000, respectively. There was no such amortization for the same periods in the prior year. The amortization relates to intangible assets recorded in connection with the acquisition of Cytovia, Inc. in June 2000, a transaction accounted for as a purchase.

    Other Income—Investment income was $2,669,000 for the quarter ended March 31, 2001, an increase of $1,467,000, or 122%, from the same period in the prior year. For the six months ended March 31, 2001, investment income totaled $5,719,000, an increase of $4,213,000 or 280% over the same period in the prior year. These increases were a result of interest earned on the proceeds of the follow-on public offering completed in February 2000.

    Net Loss Applicable to Common Stock—Net loss applicable to common stock for the quarter ended March 31, 2001 totaled $9,758,000, a decrease of $2,891,000 or 23%, from the same period in the prior year. Net loss applicable to common stock for the six months ended March 31, 2001 totaled $22,725,000, a decrease of $2,367,000 or 9%, from the same period in the prior year. These decreases were primarily due to an increase in collaboration and research revenue and investment income, and the fact that prior-period results include dividends accrued on preferred stock which was converted to common stock prior to commencement of the current fiscal year, partially offset by the higher operating expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company, as a development stage enterprise, anticipates incurring substantial additional losses at least in the near future as it continues to expend substantial amounts on its ongoing and planned clinical trials and its expanded efforts related to its other research and development efforts, including the caspase modulator program acquired as part of the Cytovia purchase. The Company has financed its operations primarily through the sale of its equity securities, including an initial public offering in 1996, an international follow-on public offering in 1997, private offerings of preferred stock in July and November 1999 and a follow-on public offering in February 2000 that provided total net proceeds of approximately $294 million.

    As of March 31, 2001, the Company had cash, cash equivalents and investments totaling approximately $162.2 million. For the six months ended March 31, 2001, net cash used in the Company's operating activities was approximately $24.2 million, as compared to $15.1 million in the same period in the prior year. The Company's cash requirements may fluctuate in future periods as it conducts additional research and development activities including clinical trials, other research and development activities, and efforts associated with the commercial launch of any products that are approved for sale by government regulatory bodies. Among the activities that may result in an increase in cash requirements are the scope and timing of the Phase 3 and Phase 2 Ceplene cancer and hepatitis C clinical trials currently underway or planned, and research related to the caspase modulator and other earlier-stage programs.

The Company's cash requirements may vary materially from those now planned because of the results and scope of clinical trials and other research and development activities, the time required to obtain regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, its ability to establish marketing alliances and collaborative arrangements and the cost of internal marketing activities. As a result of these factors, it is difficult to predict accurately the timing and amount of future cash requirements. In January 2001, the U.S. Food and

Drug Administration (FDA) declined to approve the use of Ceplene for its most advanced development program, the treatment of patients with advanced metastatic melanoma that have liver metastases. Thus, the U.S. market launch of Ceplene, originally anticipated for the first half of 2001, will be delayed to a future period. The Company has been working with the FDA in the current quarter to develop a strategy to support the approvability of this drug candidate.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk is principally confined to its cash equivalents and investments. The Company maintains a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in its investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. The Company currently does not hedge interest rate exposure. A hypothetical 10 percent change in interest rates during the quarter ended March 31, 2001 would have resulted in approximately a $275,000 change in net loss. The Company has not used derivative financial instruments in its investment portfolio. There have been no significant changes in the types or maturities of investments held from September 30, 2000.

IMPACT OF INFLATION

    The impact of inflation on the operations of the Company for the three months and six months ended March 31, 2001 and 2000 was not material.

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

    While the Company is defending itself vigorously in these matters, no assurances can be made that we will be successful in our defense of such claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to these plaintiffs, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business.

Item 2.  Changes in Securities and Use of Proceeds

    (d) Of the net offering proceeds to the Company of $36,316,000, including $18,220,000 received at the time of the initial public offering and $18,096,000 received upon subsequent exercises of Redeemable Warrants, through March 31, 2001, the following payments have been made:

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)
The Company's annual meeting of stockholders was held on March 7, 2001 (the "Annual Meeting").

(b)
At the Annual Meeting, the stockholders considered and approved the following proposals:

(i)
Election of Directors. The stockholders voted to elect Per-Olof Martensson and Larry G. Stambaugh as Directors with 18,073,132 and 17,931,562 votes cast for the nominees, respectively. A total of 68,743 and 210,313 shares were withheld from the foregoing nominees, respectively.

  (ii)
  Approval of the 2001 Incentive Stock Option Plan. The stockholders approved the 2001 Incentive Stock Option Plan. This proposal received 17,913,686 votes in favor, 208,604 votes against and 19,585 abstentions.

  (iii)
  Ratification of Appointment of KPMG LLP. The stockholders ratified the selection of KPMG LLP as the independent public accountants of the Company for the fiscal year with 18,107,673 votes cast for ratification, 26,443 votes against ratification and 7,759 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

  a)  Exhibits

Exhibit Number	Description of Exhibit
10.1	Assignment of Deposit Account dated April 11, 2001 between the Registrant, Silicon Valley Bank and Geoffrey B. Altman.*
10.2	Assignment of Deposit Account dated April 11, 2001 between the Registrant, Silicon Valley Bank and Kurt R. Gehlsen.*
10.3	Assignment of Deposit Account dated April 11, 2001 between the Registrant, Silicon Valley Bank and Dale A. Sander and Denise M. Sander.*
10.4	Loan Modification Agreement dated March 21, 2001 between the Registrant and Silicon Valley Bank.
10.5	Loan Modification Agreement dated April 25, 2001 between the Registrant and Silicon Valley Bank.
10.6	Registrant's 2001 Incentive Stock Option Plan.
10.7	Form of Stock Option Agreement used under Registrant's 2001 Incentive Stock Option Plan.

    * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601 of Regulation S-K.

  b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 2001.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIM PHARMACEUTICALS, INC.
Date: May 14, 2001	/s/ DALE A. SANDER Dale A. Sander Chief Financial Officer (Principal Financial and Accounting Officer and Officer duly authorized to sign this report on behalf of the registrant)

QuickLinks

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Company)
INDEX