Form 10-Q
period 2001-06-30
MAXIM PHARMACEUTICALS INC
filed 2001-08-13
CIK 1013351

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2001

or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-14430

Maxim Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	87-0279983 (I.R.S. Employer Identification No.)

8899 University Center Lane, Suite 400, San Diego, CA 92122
(Address of principal executive offices) (Zip Code)

(858) 453-4040
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of August 7, 2001, the registrant had 23,241,733 shares of Common Stock, $.001 par value, outstanding.

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

INDEX

		Page
Part I—Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited)—June 30, 2001 and September 30, 2000	1
	Condensed Consolidated Statements of Operations (unaudited)—Three Months and Nine Months Ended June 30, 2001 and 2000 and from Inception (October 23, 1989) through June 30, 2001	2
	Condensed Consolidated Statements of Cash Flows (unaudited)—Nine Months Ended June 30, 2001 and 2000 and from Inception (October 23, 1989) through June 30, 2001	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Part II—Other Information
Item 1.	Legal Proceedings	11
Item 2.	Changes in Securities and Use of Proceeds	11
Item 6.	Exhibits and Reports on Form 8-K	12
SIGNATURE		12

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	As of June 30 2001	As of September 30 2000
ASSETS
Current Assets:
Cash and cash equivalents	$42,516,353	$72,627,089
Short-term investments in marketable securities, available for sale	112,565,160	117,737,740
Note receivable from officer	2,975,496	—
Accrued interest and other current assets	3,705,441	5,196,642

Total current assets	161,762,450	195,561,471
Property and equipment, net	6,112,159	4,033,242
Patents and licenses, net	1,818,512	1,386,091
Goodwill and intangible assets, net	28,902,911	31,624,827
Deposits and other assets	369,542	388,435

Total assets	$198,965,574	$232,994,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,389,721	$6,965,689
Accrued expenses	4,875,393	6,352,326
Note payable	—	238,894
Current installments of obligations under capital leases	406,607	404,031
Current portion of long-term debt	221,929	—
Deferred revenue	1,166,664	1,541,667

Total current liabilities	9,060,314	15,502,607
Obligations under capital leases, excluding current installments	397,126	698,218
Long-term debt	1,331,571	—
Deferred revenue	—	843,750
Commitments and contingencies
Stockholders' Equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding at June 30, 2001 and September 30, 2000	—	—
Common stock, $.001 par value, 40,000,000 shares authorized; 23,241,733 and 23,115,749 shares issued and outstanding at June 30, 2001 and September 30, 2000, respectively	23,242	23,116
Additional paid-in capital	376,193,017	375,475,441
Deficit accumulated during the development stage	(188,556,413)	(159,402,020)
Accumulated other comprehensive income (loss)	516,717	(147,046)

Total stockholders' equity	188,176,563	215,949,491

Total liabilities and stockholders' equity	$198,965,574	$232,994,066

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	Three Months Ended June 30		Nine Months Ended June 30		From Inception (October 23, 1989) Through June 30, 2001
	2001	2000	2001	2000
Collaboration and research revenue	$826,715	$140,250	$2,527,643	$427,750	$8,116,811
Operating expenses:
Research and development	5,950,652	8,924,323	25,087,472	27,707,661	133,613,409
Marketing and business development	1,536,514	1,226,832	7,540,745	2,420,008	16,276,448
General and administrative	1,383,058	1,307,112	5,204,177	3,163,956	24,574,432
Amortization of goodwill and other acquisition-related intangible assets	550,929	106,367	1,667,419	106,367	2,411,989
Purchased in-process technology	—	42,300,000	—	42,300,000	42,300,000

Total operating expenses	9,421,153	53,864,634	39,499,813	75,697,992	219,176,278

Loss from operations	(8,594,438)	(53,724,384)	(36,972,170)	(75,270,242)	(211,059,467)

Other income (expense):
Investment income	2,195,013	3,344,358	7,914,143	4,850,273	20,485,349
Gain on sale of assets	—	2,146,502	—	2,146,502	4,434,976
Interest expense	(27,631)	(2,198)	(95,469)	(51,503)	(2,403,612)
Other income (expense)	(2,182)	—	(897)	10,263	(13,659)

Total other income	2,165,200	5,488,662	7,817,777	6,955,535	22,503,054

Net loss before preferred stock dividends	(6,429,238)	(48,235,722)	(29,154,393)	(68,314,707)	(188,556,413)
Dividends on preferred stock	—	—	—	5,012,839	5,495,683

Net loss applicable to common stock	$(6,429,238)	$(48,235,722)	$(29,154,393)	$(73,327,546)	$(194,052,096)

Basic and diluted net loss per share of common stock	$(0.28)	$(2.26)	$(1.26)	$(4.48)

Weighted average shares outstanding	23,235,198	21,297,651	23,211,857	16,383,642

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

     Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	Nine Months Ended June 30
			From Inception (October 23, 1989) Through June 30, 2001
	2001	2000
OPERATING ACTIVITIES:
Net loss	$(29,154,393)	$(68,314,707)	$(188,556,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,078,725	637,624	6,838,460
Stock contributions to 401(k) plan	145,697	63,488	345,667
Stock-based compensation	60,262	329,862	1,104,447
Loss on disposal of property and equipment	3,545	—	220,726
Loss on write-off of patents	—	—	444,241
Amortization of premium on investments	—	—	447,336
Other	—	3,565	(283,658)
Gain on sale of assets	(3,958)	(2,136,502)	(2,150,460)
Purchased in-process technology	—	42,300,000	44,946,166
Cumulative effect of reorganization	—	—	1,152,667
Gain on sale of subsidiary	—	—	(2,288,474)
Changes in operating assets and liabilities:
Accrued interest and other current assets	1,491,201	(1,124,529)	(2,738,987)
Deposits and other assets	18,893	9,675	(865,632)
Accounts payable	(4,575,968)	1,160,752	1,298,477
Accrued expenses	(422,436)	(869,978)	3,397,606
Deferred revenue	(1,218,753)	—	1,166,664

Net cash used in operating activities	(30,577,185)	(27,940,750)	(135,521,167)
INVESTING ACTIVITIES:
Purchases of marketable securities	(66,356,717)	(97,750,159)	(282,316,889)
Sales and maturities of marketable securities	72,193,000	18,116,900	170,858,951
Purchases of property and equipment	(3,407,971)	(677,921)	(7,949,775)
Additions to patents and licenses	(550,447)	(192,079)	(4,205,968)
Net proceeds from sale of assets	36,186	2,955,000	3,487,741
Cash acquired in acquisition of business	—	—	1,121,297

Net cash used in investing activities	1,914,051	(77,548,259)	(119,004,643)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of stock options and warrants	511,743	183,944,850	253,232,397
Net proceeds from issuance of preferred stock	—	22,551,508	41,298,008
Payment of preferred stock dividends	—	(302,361)	(302,361)
Proceeds from issuance of notes payable and long-term debt	1,553,500	—	7,985,578
Payments on notes payable and capital lease obligations	(537,410)	(1,351,646)	(5,848,308)
Loan to officer	(2,975,496)	—	(2,975,496)
Proceeds from issuance of notes payable to related parties	—	—	4,982,169
Payments on notes payable to related parties	—	—	(1,329,885)

Net cash (used in) provided by financing activities	(1,447,663)	204,842,351	297,042,102
Effect of exchange rate changes on cash	61	—	61

Net increase (decrease) in cash and cash equivalents	(30,110,736)	99,353,342	42,516,353
Cash and cash equivalents at beginning of period	72,627,089	6,679,918	—

Cash and cash equivalents at end of period	$42,516,353	$106,033,260	$42,516,353

Noncash investing activities—
Increase in fair value of securities available for sale	$663,703	$103,504	$516,657

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

    The information at June 30, 2001 and for the three and nine months ended June 30, 2001 and 2000 is unaudited. In the opinion of the Company, these condensed consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the condensed consolidated financial position of the Company as of June 30, 2001 and September 30, 2000, and the condensed consolidated results of operations for the three months and nine months ended June 30, 2001 and 2000 and from inception (October 23, 1989) through June 30, 2001. The condensed consolidated results of operations for the three months and nine months ended June 30, 2001 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K/A for the year ended September 30, 2000.

2. CASH AND CASH EQUIVALENTS

    Investments with original maturities of less than 90 days are considered to be cash equivalents. All other investments are classified as short-term investments which are deemed by management to be available-for-sale and reported at fair value with net unrealized gains or losses reported in accumulated other comprehensive income or loss within stockholders' equity. At June 30, 2001, the Company was a guarantor on $1,200,000 in loans made by a bank to three officers of the Company. Under the agreement, the Company granted the bank a security interest in a $1,200,000 certificate of deposit as collateral for loans the bank made to the officers.

3. TOTAL COMPREHENSIVE LOSS

    Total comprehensive loss for the three months ended June 30, 2001 and 2000 were $6,607,188 and $48,431,791, respectively. Total comprehensive loss for the nine months ended June 30, 2001 and 2000 were $28,490,630 and $73,667,471, respectively. The difference between total comprehensive loss and net loss attributable to common stock was composed of unrealized gains and losses on available-for-sale securities and foreign translation gains and losses.

4. NET LOSS PER SHARE

    Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic net loss per share of common stock is computed by dividing the net loss after deduction of dividends on preferred stock by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by including the additional common shares issuable upon exercise of outstanding options and warrants in the basic weighted average share calculation unless the effect of their inclusion is antidilutive. For the quarters ended June 30, 2001 and 2000, outstanding options and warrants totaled 3,190,060 and 3,318,057, respectively. As these securities were antidilutive, diluted loss per share equaled the basic loss per share calculation in each respective period.

5. DEBT

    The company has a credit agreement with a bank that provides for a $3,200,000 committed line of credit. The Company can access the line for equipment and other capital assets purchased between October 1, 2000 through December 31, 2001. At June 30, 2001, the total borrowings under this line were $1,553,500, bearing interest at the prime rate plus .75%. Principal payments on the outstanding balance are required to be paid in equal monthly installments from January 1, 2002 through June 2005. The agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified liquidity terms and minimum tangible net worth. In addition, we are required to maintain our principal depository and operating accounts with the bank as well as a minimum aggregate balance of $4,000,000 at the institution. At June 30, 2001, the Company was in compliance with all covenants.

6. PRO FORMA RESULTS

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

    The condensed consolidated financial statements include the operating results of Cytovia from the date of acquisition. Unaudited pro forma operating results for the Company, assuming the acquisition of Cytovia had been made at the beginning of the three and nine month periods ended June 30, 2000, excluding the impact of the in-process research and development charge, are as follows:

	Three Months Ended June 30, 2000	Nine Months Ended June 30, 2000
Collaboration and research revenue	$140,250	$427,750
Net loss applicable to common stock	(10,857,623)	(41,683,804)
Net loss per share	(0.48)	(2.34)
Shares used in calculating net loss per share	22,578,362	17,833,175

    These pro forma results have been prepared for comparative purposes only and may not be indicative of the results of operations which actually would have occurred had the combination been in effect at the beginning of the respective year or of future results of operations of the consolidated entities.

7. RECLASSIFICATIONS

    Certain amounts in the prior years' financial statements have been reclassified to conform with current year classifications.

8. COMMITMENTS AND CONTINGENCIES

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

9. SUBSEQUENT EVENT

    On July 10, 2001, the Company's publicly traded redeemable warrants expired in accordance with the terms of the securities. The warrants were issued in conjunction with the Company's initial public offering in July 1996 and, prior to expiration, each warrant was exercisable for the purchase of one share of common stock. The total number of warrants outstanding at the time of expiration was 1,063,821.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000

    Research and Collaboration Revenue—For the quarter ended June 30, 2001, collaboration and research revenue totaled $827,000, an increase of $686,000, from the same period in the prior year. Research and collaboration revenue for the nine-month period ended June 30, 2001 totaled $2,528,000 compared to $428,000 for the nine months ended June 30, 2000. These increases were related to license fees and research revenues associated with the licensing of the Company's CV2105 series of caspase-inducer anti-cancer compounds.

    Research and Development Expenses—Research and development expenses for the quarter ended June 30, 2001 totaled $5,951,000, a decrease of $2,974,000 or 33%, from the same period in the prior year. The decrease was primarily attributable to the completion of several clinical trials associated with the Ceplene (histamine dihydrochloride, formerly Maxamine®) product candidate. The lower clinical trial costs were partially offset by an increase in research expenses associated with the caspase modulator technology acquired in June 2000 in the purchase of Cytovia, Inc. and costs associated with expanded manufacturing development, regulatory, and quality assurance activities.

    For the nine months ended June 30, 2001, research and development expenses were $25,087,000, a decrease of $2,620,000 or 9%, over the same period of the prior year. The decrease resulted primarily from lower clinical trial costs offset by increased research associated with the caspase modulator technology, as described above.

    Marketing and Business Development—Marketing and business development expenses for the quarter ended June 30, 2001 were $1,537,000, an increase of $310,000, or 25%, over the same period of the prior year, primarily as a result of increased business development activities in international markets. For the nine months ended June 30, 2001, marketing and business development expenses were $7,541,000, an increase of $5,121,000 or 212% over the same period in the prior year. This increase was due to the build up of marketing and sales management personnel and other pre-marketing activities associated with the potential market launch of Ceplene, originally anticipated for the first half of 2001. This potential market launch has been delayed to a future period.

    General and Administrative Expenses—For the quarter ended June 30, 2001, general and administrative expenses were $1,383,000, an increase of $76,000, or 6%, over the same period in the prior year. For the nine months ended June 30, 2001, general and administrative expenses were $5,204,000, an increase of $2,040,000 or 64% over the same period in the prior year. These increases were due primarily to the expansion of information systems and additional support personnel associated with the Company's potential market launch and expanded operations, and increased corporate communication requirements associated with the release of key clinical data and regulatory events during these periods.

    Amortization of Goodwill and Other Acquisition-Related Intangible Assets—Amortization of goodwill and other acquisition related intangible assets for the quarter ended June 30, 2001 were $551,000, an increase of $445,000 or 418% over the same period in the prior year. For the nine months ended June 30, 2001, amortization of goodwill and other related intangible assets expenses totaled $1,667,000, an increase of $1,561,000, or 1,468% over the same period in the prior year. These increases were the result of the timing of the Cytovia acquisition, which did not occur until mid-June 2000. The amortization relates to intangible assets recorded in connection with the acquisition, a transaction accounted for as a purchase.

    Purchased In-Process Technology—The $42,300,000 expense for purchased in-process technology during the three and nine month periods ended June 30, 2000 resulted from the purchase accounting related to the acquisition of Cytovia in June 2000. There were no similar transactions in the current year.

    Other Income—Investment income was $2,195,000 for the quarter ended June 30, 2001, a decrease of $1,149,000, or 34%, from the same period in the prior year which is a result of the decrease in investment balances. For the nine months ended June 30, 2001, investment income totaled $7,914,000, an increase of $3,064,000 or 63% over the same period in the prior year. This increase was a result of interest earned on the proceeds of the follow-on public offering completed in February 2000.

    The $2,146,502 gain from the sale of assets during the three and nine month periods ended June 30, 2000 was a result of the sale of all assets, including the patent, license and other intellectual property rights, underlying the Company's MaxVax mucosal vaccine technology. There were no similar transactions in the current year.

    Net Loss Applicable to Common Stock—Net loss applicable to common stock for the quarter ended June 30, 2001 totaled $6,429,000, a decrease of $41,806,000 or 87%, from the same period in the prior year. Net loss applicable to common stock for the nine months ended June 30, 2001 totaled $29,154,000, a decrease of $44,173,000 or 60%, from the same period in the prior year. These decreases were primarily due to the write-off of purchased in-process technology included in the prior year's results as described above.

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

    As of June 30, 2001, the Company had cash, cash equivalents and investments totaling approximately $155.1 million. For the nine months ended June 30, 2001, net cash used in the Company's operating activities was approximately $30.6 million, as compared to $27.9 million in the same period in the prior year. The Company's cash requirements may fluctuate in future periods as it conducts additional research and development activities including clinical trials, other research and development activities, and efforts associated with the commercial launch of any products that are approved for sale by government regulatory bodies. Among the activities that may result in an increase in cash requirements are the scope and timing of the Phase 3 and Phase 2 Ceplene cancer and hepatitis C clinical trials currently underway or planned, and research related to the caspase modulator and other earlier-stage programs.

    The Company's cash requirements may vary materially from those now planned because of the results and scope of clinical trials and other research and development activities, the time required to obtain regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, its ability to establish marketing alliances and collaborative arrangements and the cost of internal marketing activities. As a result of these factors, it is difficult to predict accurately the timing and amount of future cash requirements. In January 2001, the U.S. Food and Drug Administration (FDA) declined to approve the use of Ceplene for its most advanced development program, the treatment of patients with advanced metastatic melanoma that have liver metastases. Thus, the U.S. market launch of Ceplene, originally anticipated for the first half of 2001, is delayed to a future period. The Company has been working with the FDA in the current quarter to develop a strategy to support the approvability of this drug candidate.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk is principally confined to its cash equivalents and investments. The Company maintains a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in its investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. The Company currently does not hedge interest rate exposure. A hypothetical 10 percent change in interest rates during the quarter ended June 30, 2001 would have resulted in approximately a $216,000 change in net loss. The Company has not used derivative financial instruments in its investment portfolio. There have been no significant changes in the types or maturities of investments held from September 30, 2000.

IMPACT OF INFLATION

    The impact of inflation on the operations of the Company for the three months and nine months ended June 30, 2001 and 2000 was not material.

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of.

    The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 is required for fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

    Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

    Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

Item 2. Changes in Securities and Use of Proceeds

  (d)
  Of the net offering proceeds to the Company of $36,316,000, including $18,220,000 received at the time of the initial public offering and $18,096,000 received upon subsequent exercises of Redeemable Warrants, through June 30, 2001, the following payments have been made:

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

  (B)
  Direct or indirect payments to others.

    On July 10, 2001, the Company's publicly traded redeemable warrants expired in accordance with the terms of the securities. The warrants were issued in conjunction with the Company's initial public offering in July 1996, and prior to expiration each warrant was exercisable for the purchase of one share of common stock. The total number of warrants outstanding at the time of expiration was 1,063,821.

Item 6. Exhibits and Reports on Form 8-K

a)
Exhibits

Exhibit Number	Description of Exhibit
10.1	Employment Agreement dated June 30, 2001 between the Registrant and Karl-Hermann Bremeyer.*

  *
  Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601 of Regulation S-K.

b)
Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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

Date: August 10, 2001

QuickLinks

INDEX
  CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION