Form 10-K
period 2001-09-30
MAXIM PHARMACEUTICALS INC
filed 2001-12-24
CIK 1013351

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001 Commission File No. 1-14430

MAXIM PHARMACEUTICALS, INC.
(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0279983 (I.R.S. Employer Identification Number)

8899 University Center Lane, Suite 400
San Diego, California 92122
(858) 453-4040
(Address, including zip code, and telephone number,
including area code, of Registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value	NASDAQ National Market

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by persons considered by the registrant for this purpose to be nonaffiliates of the registrant was approximately $165,071,693 on December 10, 2001, when the closing price of such stock, as reported in the Nasdaq National Market, was $7.20. This number is provided only for the purposes of this report and does not represent an admission by either the Registrant or any such person as to the status of such person.

    The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of December 10, 2001 was 23,252,593.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Certain portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2001, are incorporated into Part II hereof.

2.
Certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on March 1, 2002 to be filed with the Securities and Exchange Commission within 120 days after September 30, 2001, are incorporated into Part III hereof.

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are characterized by future or conditional verbs and include statements regarding the results of product development efforts, clinical trials and applications for marketing approval of pharmaceutical products, and the scope and success of future operations. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under "Risk Factors" and elsewhere in this Form 10-K for the year ended September 30, 2001, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the need for additional financing, and the dependence upon collaborative partners. We do not assume any obligation to update forward-looking statements as circumstances change.

PART 1

ITEM 1. BUSINESS

    Maxim Pharmaceuticals, Inc. is referred to throughout this report as "Maxim", the "Company", "we" or "us".

Overview

    We are a global bio-pharmaceutical company with a diverse pipeline of therapeutic candidates for life-threatening cancers and hepatitis.

    Our lead drug candidate Ceplene™ (histamine dihydrochloride) is designed to prevent or reverse damage associated with oxidative stress, thereby protecting immune cells and other critical cells and tissue. Because Ceplene impacts basic immune functions, it has the potential to be used in a broad range of diseases in which oxidative stress plays an important role. More than 1,300 patients have participated in our 15 completed and ongoing clinical trials of Ceplene in the following diseases:

  •
  Life-threatening cancers, such as advanced metastatic melanoma (the most deadly form of skin cancer), acute myelogenous leukemia and renal cell carcinoma (kidney cancer).

  •
  Hepatitis C, the most common blood-borne virus in the United States.

    In addition to the above diseases, expanded clinical trials of Ceplene in 2002 are expected to include pilot testing in chronic liver disease. Clinical trials completed to date have suggested that Ceplene can be safely administered by most patients in their own homes.

    In 2000 we submitted a New Drug Application (NDA) to the FDA seeking approval to market Ceplene for the treatment of advanced metastatic melanoma with liver metastases based on the data from a 305-patient U.S. Phase 3 clinical study. In January 2001, the FDA determined that this single study would not be adequate to support approval. Despite the FDA action, we were pleased with the trial results as this was the first time that a significant survival benefit was shown in any published, large, controlled study in advanced metastatic melanoma with liver metastases—a deadly disease that has a critical need for more effective therapies. Data from this clinical trial were selected for presentation at a number of key scientific conferences during 2001, including the 37th meeting of the American Society of Clinical Oncology (ASCO), the World Health Organization 5th World Conference on Melanoma, and the European Cancer Conference. We expect to commence in January 2002 a second Phase 3 trial based in the United States and Europe designed, in combination with the completed U.S. Phase 3 trial, to form the basis for approval in the United States and other countries.

    A clinical development program for Ceplene is also underway in hepatitis C and is designed to improve patient care through a triple-drug combination of Ceplene, pegylated interferon and ribavirin. In 2001 we completed a Phase 2 dose-ranging study of Ceplene in combination with interferon-alpha (IFN-alpha) in the treatment of naïve, chronically infected hepatitis C patients. As of the 72-week end-of-trial evaluation date, 35 percent of all patients (intent-to-treat basis) treated with Ceplene and IFN-alpha achieved a complete sustained viral response. Published reports suggest that approximately 13 percent of hepatitis C patients attain a sustained viral response from treatment with IFN-alpha alone. In December 2001 we commenced a randomized, controlled Phase 2 study designed to compare the treatment of nonresponder hepatitis C patients with a triple-drug combination of Ceplene and Schering Corporation's Peg-Intron™ (peginterferon alfa-2b) and Rebetol® (ribavirin, USP) versus treatment with Peg-Intron and Rebetol combination therapy alone.

    The foundation of our apoptosis modulator technology platform is a proprietary high-throughput screening system that is targeted to the identification of compounds that can modulate programmed cell death, or apoptosis. Compounds that induce apoptosis may serve as new drugs for cancer. Compounds that inhibit apoptosis may form the basis for important new drugs for a wide variety of disease targets, such as myocardial infarction, stroke, liver failure, sepsis, and other degenerative diseases. Our high-throughput screening technology has generated a pipeline of compounds that have the potential to modulate apoptosis, including several drug candidates that have undergone extensive in vitro and in vivo testing. Among the anti-cancer drug candidates that have been identified to date through this high-throughput screening technology is the MX2105 series of compounds that was licensed to Shire-BioChem. This license agreement requires that Shire-BioChem make licensing, research and milestone payments to Maxim totaling up to $55 million upon successful commercialization of the compound for treatment of two cancer indications, as well as pay a royalty on product sales.

    Lastly, our MaxDerm™ technology is designed for the treatment of medical conditions for which topical therapy is appropriate such as oral mucositis, burns, herpes, decubitus ulcers, shingles and related conditions.

Ceplene—Drug Candidate for Cancer and Infectious Diseases

Overview

    A substantial body of research suggests that the immune system's ability to destroy virally infected or cancer cells is suppressed by oxygen free radicals released by certain immune cells, commonly referred to as oxidative stress. Oxidative stress, implicated in numerous diseases, causes tissue damage and can damage or destroy the liver in patients with hepatitis and other chronic liver diseases.

    Ceplene, based on the naturally occurring molecule histamine, prevents the production and release of oxygen free radicals, thereby reducing oxidative stress. Accordingly, treatment with Ceplene has the potential to prevent or reverse damage induced by oxidative stress, thereby protecting critical cells and tissue, including immune cells.

    Because Ceplene impacts basic immune functions, it has the potential to be used in a broad range of diseases in which oxidative stress plays an important role. More than 1,300 patients have participated in our 15 completed and ongoing clinical trials of Ceplene in combination with cytokines such as interleukin-2 (IL-2) and IFN-alpha. The results of clinical trials completed suggest that Ceplene can be safely administered by most patients in their own homes. To date, clinical trials of Ceplene have been conducted in the following life-threatening diseases:

  •
  advanced metastatic melanoma, the most deadly form of skin cancer;

  •
  acute myelogenous leukemia, the most common acute adult leukemia;

  •
  renal cell carcinoma, a deadly cancer of the kidneys;

  •
  hepatitis C, the leading blood-borne viral infection in the United States.

    In addition to the above diseases, a clinical trial of Ceplene in a non-viral liver disease is expected to commence in early 2002.

Ceplene Mechanism of Action

    Ceplene, based on the naturally occurring molecule histamine, prevents the production and release of oxygen free radicals, thereby reducing oxidative stress. Research suggests that treatment with Ceplene has the potential to protect immune cells and other critical cells and tissue, and prevent or reverse damage induced by oxidative stress. This body of research has demonstrated that the primary elements of Ceplene's mechanism of action are as follows:

    Reversing Immune Suppression:  Two kinds of immune cells, Natural Killer (NK) cells and cytotoxic T cells, possess an ability to kill and support the killing of cancer cells and virally infected cells. Natural-Killer/T cells (NK/T cells), a form of NK cells that are commonly found in the liver, also have anti-cancer and anti-viral properties. Much of the current practice of immunotherapy is based on treatment with cytokines such as interferon and interleukin-2 (IL-2), proteins that stimulate NK, T and NK/T cells.

    However, research has shown that phagocytic cells (including monocytes, macrophages and neutrophils), a type of white blood cell typically present in large quantities in virally infected liver tissue and in sites of malignant cell growth, release reactive oxygen free radicals that have been shown to inhibit the cell-killing activity of human NK cells and T cells. In preclinical studies, human NK, T, and liver-type NK/T cells have been shown to be sensitive to oxygen free radical-induced apoptosis when these immune cells were exposed to phagocytes. The release of free radicals by phagocytes results in apoptosis, or programmed cell death, of NK, T and NK/T cells, thereby destroying their cytotoxic capability and rendering the immune response against the tumor or virus largely ineffective. In addition, the liver-type immune cells (NK/T cells) were shown to be particularly susceptible to oxygen free radical-induced apoptosis.

    Histamine, a natural molecule present in the body, or other molecules in the class known as histamine type-2 (H2) receptor agonists, bind to the H2 receptor on the phagocytes, temporarily preventing the production and release of oxygen free radicals. By preventing the production and release of oxygen free radicals, Ceplene may protect the NK, T, and liver-type NK/T cells. This protection may allow immune-stimulating agents, such as IL-2 and IFN-alpha, to activate NK cells, T cells and NK/T cells more effectively, thus enhancing the killing of virally infected cells or tumor cells.

    Preventing Oxidative Damage:  Most acute and chronic liver diseases have oxidative damage as a common feature of their pathology. Phagocytic cells and Kupffer cells, both typically present in large quantities in virally infected liver tissue, release oxygen free radicals in response to infections or other factors. Research suggests that oxygen free radicals cause much of the cell damage in the liver common to hepatitis and other liver diseases. By preventing the production and release of oxygen free radicals by phagocytic and Kupffer cells, Ceplene may prevent and reverse oxidative damage to the liver.

    Among the proprietary protections surrounding our Ceplene technology are U.S. and international patents and patent applications covering the therapeutic use of histamine, upon which Ceplene is based, or any H2 receptor agonist in the treatment of cancer, infectious diseases and other diseases, either alone or in combination therapies, as well as the novel synthetic method for the production of pharmaceutical-grade histamine dihydrochloride.

Potential Benefits of Ceplene

    The results from our completed U.S. Phase 3 study in advanced metastatic melanoma, and earlier stage results in our other disease targets, have suggested that Ceplene may be integral in the growing trend toward combination therapy for certain cancers and infectious diseases and may offer a number of important clinical and commercial advantages relative to current therapies or approaches, including:

  •
  Extending survival in cancer. Our U.S. Phase 3 melanoma study and our other late-stage clinical trials of Ceplene have provided evidence of substantially improved therapeutic efficacy (extended survival) over approved therapies or standards of care.

  •
  Increasing sustained response rates in hepatitis C. Our Phase 2 melanoma study suggests that Ceplene may increase sustained viral response rates in treatment-naïve hepatitis C patients.

  •
  Maintaining quality of life. Late-stage clinical trials indicated that Ceplene is safe in most patients and results in no additional clinically significant degradation of the patient's quality of life during outpatient therapy.

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

Ceplene Clinical Trial Status

    The table below summarizes our current and completed clinical trial activities for each disease we currently target or may target in the future with Ceplene. We have 12 Phase 1/2 trials and three Phase 3 trials completed or currently underway, and we currently plan to commence several additional clinical trials in 2002. Our clinical trials are staged to provide multiple opportunities for approval of the drug candidate in future years.

Indication	Trial Number	Trial Phase	Number of Patients (Enrollment Objective)	Status	Location
Advanced Malignant Melanoma	MP-8899-0104	Phase 3	224	Expected to commence in 1/02	United States, Europe, Canada
	MP-US-M01	Phase 3	305	Completed	United States
	MP-MA-0102	Phase 3	240	Ongoing, patient enrollment completed	Europe, Australia, Canada & Israel
	MP-MA-0103	Phase 2 Advanced research	163	Ongoing, patient enrollment completed	United States
	MP-S01	Phase 2	42	Completed	Europe
	MM-2	Phase 2 low-dose	27	Completed	Europe
	MM-1	Phase 2 high-dose	17	Completed	Europe
Acute Myelogenous Leukemia	MP-MA-0201	Phase 3	320	Ongoing, patient enrollment completed	United States, Europe, Australia, Canada, Israel & New Zealand
	AML1	Phase 2	39	Completed	Europe
Renal Cell Carcinoma	MP-MA-SO2	Phase 2 controlled	41	Ongoing, patient enrollment completed	Europe
	MP-MA-SO4	Phase 2 controlled	60	Ongoing	Europe
	I-318-MA	Phase 2 single arm	48	Completed	Europe
Multiple Myeloma		Phase 1	7	Completed	Europe
Hepatitis C — Nonresponder	MP-MA-0406	Phase 2	282	Ongoing	Europe & Israel
	MP-MA-S05	Phase 2	18	Completed	Israel
Hepatitis C — Naive	MP-MA-0405	Phase 2	129	Completed	Europe & Israel

Potential Cancer Indications for Ceplene

    A report from the American Cancer Society, 2001 Cancer Facts and Figures, estimates that a total of approximately 1,268,000 new cases and approximately 553,400 deaths were expected for invasive cancers in the United States in 2001. Predominant forms of cancer include leukemia and lymphoma, breast, lung, urinary, prostate, melanoma, ovarian, colon, rectal and brain cancers. The National Cancer Institute estimates that the direct medical cost of treating cancer in the United States is $60 billion per year.

    Information regarding certain cancer indications is summarized below. These following estimates are for the cancers initially targeted by Ceplene based upon the American Cancer Society's 2001 Cancer Facts and Figures for the United States.

Estimated Incidence for Selected Cancers for 2001 for the United States

	Annual
	New Cases	Deaths
Malignant Melanoma	51,400	7,800
Acute Myelogenous Leukemia	10,000	7,200
Renal Cell Carcinoma	30,800	12,100
Primary Liver Carcinoma and Intrahepatic Bile Duct	16,200	14,100
All Invasive Cancers	1,268,000	553,400

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

Ceplene—Advanced Metastatic Melanoma

    Malignant melanoma is the most deadly form of skin cancer and is one of the most rapidly increasing cancers in the developed world. There are approximately 51,400 new cases of melanoma and 7,800 deaths from the disease each year in the United States.

    In March 2000, we completed a 305-patient Phase 3 clinical trial of Ceplene in the United States for the treatment of advanced metastatic melanoma, a trial that commenced in 1997 (the M01 trial). In the Phase 3 trial, advanced metastatic melanoma patients were treated with a combination of Ceplene and IL-2, while patients in the control group were treated with the same dose of IL-2 alone. More than 50 clinical sites in the United States participated in the study.

    The purpose of the multi-center, controlled trial was to evaluate whether Ceplene improves the efficacy of IL-2, an immunotherapeutic agent already approved for the treatment of advanced metastatic melanoma. The primary endpoint of the Phase 3 trial was survival duration evaluated through application of the unadjusted Log-Rank Test to Kaplan Meir survival curves, evaluated in two primary populations:

  •
  All patients who entered the study (305 patients)

  •
  All patients who entered the study with liver metastases (129 patients)

    In 2000 we sought FDA approval of Ceplene for the treatment of advanced metastatic melanoma with liver metastases based on the 12-month follow-up data from the Phase 3 M01 trial that were available at the time of submission of the New Drug Application. The 12-month data from the Phase 3 trial demonstrated that combination therapy using Ceplene plus IL-2 significantly improved the survival of advanced metastatic melanoma patients with liver involvement (adjusted p=0.008). For all patients entering the study, treatment with the Ceplene/IL-2 combination improved survival over treatment with IL-2 alone, with a trend toward significance (p = 0.125). This data was promising but did not achieve the p=0.05 threshold for statistical significance, therefore we applied for approval in the United States only for the patient population that achieved statistical significance, the patients with liver metastases. In January 2001, the FDA determined that this single study would not be adequate to support approval. Despite the FDA action, we were pleased with the trial results as this was the first time that a significant survival benefit was shown in any published, large, controlled study in advanced metastatic melanoma with liver metastases—a deadly disease that has a critical need for more effective therapies.

    As the M01 trial has matured with an additional year of patient follow up, the Phase 3 data have retained their strong statistical significance in the liver metastases population and also reached statistical significance in the overall intent-to-treat population of 305 patients. In October 2001, Sanjiv S. Agarwala, M.D., Associate Medical Director of the Melanoma Center at the University of Pittsburgh Cancer Institute, made a keynote presentation at the European Oncology Conference (ECCO), describing updated results from the Phase 3 trial, including the following:

  •
  The 24-month data for the intent-to-treat population of all advanced metastatic melanoma patients randomized into the M01 Phase 3 trial demonstrated a statistically significant improvement in survival for patients treated with the combination of Ceplene and IL-2 (p=0.046) compared to patients treated with IL-2 alone. Two-year survival rates were 18% for the patients treated with Ceplene and IL-2, and 10% for patients treated with IL-2 alone.

  •
  The Ceplene/IL-2 combination significantly increased survival after 24 months of follow up in advanced metastatic melanoma patients with liver metastases (p=0.0028, n=129) and visceral disease (p=0.023, n=218).

  •
  Dr. Agarwala also presented an analysis of 35 patients with ocular melanoma enrolled in the M01 trial and an ongoing Phase 2 trial (the "M0103 trial"). Ocular melanoma, the most common intra-ocular malignancy, metastasizes to the liver in about two-thirds of patients, and these patients typically have a median survival of only two to seven months. Dr. Agarwala reported that the median survival for patients with ocular melanoma and liver metastases treated with Ceplene and IL-2 was 7.6 months compared to 3.9 months for patients receiving IL-2 alone (p=0.0051).

    The 24-month results for the Phase 3 trial are highlighted in the following table.

24-Month Results from M01 Phase 3 Trial

	All Patients Enrolled in Study (ITT) (n = 305)	All Patients Enrolled in Study with Liver Metastases (n = 129)
Two Year Survival:
IL-2 Alone	10%	3%
Ceplene + IL-2	18%	18%
	p = 0.046 (a )	p = 0.0028 (a )

(a)
Represents a statistically significant increase in survival. Survival duration was evaluated by comparing Kaplan-Meier survival curves using the unadjusted Log-Rank statistical method.

    In addition to the survival benefit suggested by the study results, another notable outcome of the M01 Phase 3 study was the fact that this survival benefit was achieved without additional clinically significant degradation in patient quality of life or additional toxicity. Also notable, for the first time in any major study, advanced-stage malignant melanoma patients were allowed to self-administer treatment at home. At the November 2001 ECCO conference, Steven O'Day, M.D., Director of Medical Oncology at the John Wayne Cancer Center, Santa Monica, California, presented safety data from 391 patients participating in the M01 U.S. Phase 3 trial as well as the Phase 2 M103 trial. Safety and toxicity were assessed according to National Cancer Institute (NCI) Common Toxicity Criteria in all patients who received at least one dose of study drug. The conclusion of this assessment was that Ceplene does not add clinically significant grade 3 or 4 toxicity compared to IL-2 alone and may be safely administered in conjunction with a regimen of low-dose, subcutaneous IL-2.

    We have now completed or announced interim data from multiple clinical trials of Ceplene for the treatment of advanced metastatic melanoma in 500 patients, and each trial has shown a survival benefit associated with treatment with the combination of Ceplene and cytokines.

    We believe that the need for an effective therapy in this population supports undertaking an additional trial to support approval. We expect to commence in January 2002 a Phase 3 trial based in the United States and Europe designed, in combination with the M01 study, to form the basis for approval in the United States and other countries. The trial will include approximately 224 patients with advanced metastatic melanoma with liver metastases (the patient population in which Ceplene demonstrated the strongest survival benefit in the M01 Phase 3 trial). We currently estimate that the timeline for the trial will be comprised of 18 months for patient enrollment, and 18 months of patient follow up.

    In September 2000, we completed enrollment of a second Phase 3 trial of Ceplene for the treatment of advanced metastatic melanoma based in Europe, Australia, Canada and Israel. The international trial commenced in November 1997 and includes 241 patients. Patients in the Ceplene group receive a co-administration of Ceplene plus low-dose IL-2 and IFN-alpha, while patients in the control group receive dacarbazine (DTIC), the most commonly used chemotherapeutic agent for the treatment of advanced malignant melanoma, particularly in Europe and Australia. The international Phase 3 malignant melanoma trial was designed to complement the U.S. Phase 3 trial by broadening the exposure of the drug outside the United States and by providing a comparison between combination immunotherapy with Ceplene versus a chemotherapeutic agent.

    The FDA has granted orphan drug status to Ceplene for the treatment of advanced metastatic melanoma. Orphan drug status provides for U.S. marketing exclusivity for seven years upon marketing approval by the FDA. The status also provides certain tax benefits and exempts us from certain FDA application fees.

Ceplene—Other Cancer Indications

    Acute Myelogenous Leukemia:  Acute Myelogenous Leukemia (AML) is the most common form of acute leukemia in adults, and prospects for long-term survival are poor for the majority of patients. There are approximately 10,000 new cases of AML and 7,200 deaths caused by the cancer each year in the United States. Once diagnosed with AML, patients are typically treated with chemotherapy, and the majority achieve complete remission. Unfortunately, 75-80% of patients who achieve their first complete remission will relapse, and the median time in remission before relapse is only 12 months with current treatments. The prospects for these relapsed patients is poor, and less than five percent survive long term. There are currently no effective remission therapies for AML patients. The FDA has granted orphan drug status to Ceplene for the treatment of AML.

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

    In September 2000, we completed enrollment of a Phase 3 AML clinical trial based in 12 countries, including clinical sites in the United States, Europe, Australia, Canada and Israel. The global trial commenced in November 1997 and includes 320 patients. The trial is designed as a remission therapy to demonstrate that the combination of Ceplene and IL-2 can prolong leukemia-free remission time and prevent relapse in AML patients compared to the current standard of care, which is no therapy during remission. The purpose of this study is to expand the potential use of Ceplene in key markets, and to potentially expand the labeling for the drug candidate if approval is received for the treatment of melanoma. Patients in the study will be evaluated for up to 36 months, and the trial is expected to be completed in late 2004.

    Renal Cell Carcinoma:  There are approximately 30,800 new cases annually of renal cell carcinoma (RCC), a deadly cancer of the kidneys, in the United States. Metastatic RCC often is resistant to radiation therapy and chemotherapy, and the disease results in more than 12,100 deaths each year. In a preliminary survey, more than 80% of oncologists indicated that they would use Ceplene in RCC upon approval for advanced metastatic melanoma.

    In May 2001, researchers presented at the ASCO meeting the results from a Phase 2 trial of Ceplene in combination with interferon-alpha and IL-2 for the treatment of metastatic RCC. The 46 patients in the single-arm study treated with the Ceplene triple-drug combination achieved a median survival on an intent-to-treat basis of 16.3 months, compared to published reports suggesting approximately eight to ten months typically expected for such patients. Two randomized studies of the combination of Ceplene and IL-2 versus IL-2 alone in a total of approximately 100 patients are currently underway.

    Hepatocellular Carcinoma:  Recent research results, including the substantial improvements in survival suggested for metastatic melanoma patients with liver metastases treated with Ceplene, have led us to expand the clinical testing of Ceplene in diseases of the liver. Supporting these clinical results is the preclinical research presented during 2001 highlighting the Ceplene's ability to prevent immune suppression of NK cells and T cells induced by oxidative stress in the liver. We expect to commence in early 2002 a pilot study of Ceplene in the treatment of hepatocellular carcinoma (liver cancer). These patients have a very poor prognosis for survival, and there are approximately 16,200 new cases and 14,100 deaths caused by hepatocellular carcinoma each year in the United States.

Ceplene—Hepatitis C

    Hepatitis C is the leading blood-borne infection in the United States. The U.S. Center for Disease Control and Prevention estimates that over 4.5 million Americans are infected with the hepatitis C virus. The World Health Organization and other sources estimate that at least 200 million people are infected worldwide. Hepatitis is a viral infection in which oxidative stress causes inflammation and tissue damage in the liver and, in many cases, permanent cirrhosis (scarring). The cycle of disease from infection to significant liver damage can take 20 years or more. Some experts estimate that without substantial improvements in treatment, deaths from hepatitis C will surpass those from HIV. Hepatitis C is the leading cause of liver cancer and the primary reason for liver transplantation in many countries.

    The standard treatment for hepatitis C is interferon-alpha (IFN-alpha), an immunotherapeutic agent often given in combination with the anti-viral drug ribavirin. The most recent advance in hepatitis C therapy approved by the FDA is a pegylated, or sustained release, formulation of IFN-alpha given in combination with ribavirin. Even with recent advances, approximately half of patients do not attain a sustained response with current therapies. In addition, the majority of patients that fail to respond to initial treatment will also fail to respond when retreated.

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

    Our clinical development program for Ceplene in hepatitis C is designed to improve patient care through a triple-drug combination of Ceplene, pegylated interferon and ribavirin. A series of studies have been completed that provide the foundation for more advanced clinical testing of Ceplene in hepatitis C.

    In May 1999, we commenced a Phase 2 clinical trial of Ceplene in the treatment of patients with hepatitis C. The trial was designed to evaluate the combination of Ceplene and IFN-alpha in the treatment of chronic hepatitis C patients who had not previously received treatment with IFN-alpha. The primary purpose of this study was to determine the most appropriate dose regimen for Ceplene in the treatment of chronic hepatitis C, and to provide evidence that Ceplene may benefit cytokines such as IFN-alpha in the treatment of hepatitis C. The trial was based in the United Kingdom, Belgium, Israel and Russia, and 129 patients were enrolled. Patients were randomly assigned to one of four treatment groups, with each patient receiving Ceplene, in one of four dosing regimens, plus IFN-alpha under the current standard dose regimen (3 MIU three times per week). The study was designed to evaluate the efficacy and safety of each of the four dosing regimens of Ceplene.

    Patients were treated for up to 48 weeks, and then followed an additional 24 weeks to evaluate the primary measures of efficacy, reduction of viral load, as defined by virus levels that are below the limit of detection using a validated PCR-RNA technique, and normalization of liver function, measured by the liver enzyme ALT, a standard measure of liver function. The study included a high percentage of patients that would normally be considered difficult to treat as characterized by high viral loads and a genotype-1 variant of the virus. The mean viral load of the patients in this study was 6.7 million copies per milliliter of blood, and 50% of the patients were infected with genotype-1.

    Results from the 129-patient Phase 2 study were presented by Yoav Lurie, M.D., principal investigator in the study and Head, Hepatitis Clinic, Liver Unit, Institute of Gastroenterology and Hepatology, Tel Aviv Souraski Medical Center, Israel, at the 2001 American Association for the Study of Liver Diseases meeting. As of the 72-week end-of-trial evaluation date, 35 percent of all patients (intent-to-treat basis) treated with Ceplene and IFN-alpha achieved a complete sustained viral response. Published reports suggest that approximately 13 percent of hepatitis C patients attain a sustained viral response from treatment with IFN-alpha alone. A sustained biochemical responses for all patients at the 72-week time point was achieved in 35 percent of patients treated with Ceplene and IFN-alpha. Published reports suggest a sustained biochemical response of approximately 16 percent for patients treated with IFN-alpha alone.

    In addition to the favorable results in the overall study, response rates achieved for the higher-risk patients treated with the Ceplene/IFN-(alpha) combination were substantially better than those typically expected for treatment with IFN-alpha alone. Despite the poor prognosis for successful treatment, 29 percent of all patients (intent-to-treat basis) with the genotype-1 variant of the hepatitis C virus treated with Ceplene and IFN-alpha achieved a sustained complete viral response. Published reports suggest that approximately 7 percent of genotype-1 patients attain a sustained response when treated with IFN-alpha alone.

    In addition to the Phase 2 dose-ranging study, we completed a pilot safety study to evaluate the feasibility and safety of triple-drug treatment with Ceplene in combination with IFN-alpha and the anti-viral drug ribavirin in hepatitis C patients who were nonresponsive to prior therapy or relapsed after prior therapy. This trial was designed to support the advancement of triple-drug therapy with Ceplene into larger-scale trials in hepatitis C.

    The results of this study were also presented at the 2001 AASLD conference. At 72 weeks, sustained complete viral response was observed in 28 percent (5/18) of patients who entered the study, and in 38 percent (5/13) of evaluable patients (patients who completed at least four weeks of therapy). No serious adverse events and no unexpected or irreversible side effects were reported in the Ceplene study. We believe that these results suggest that Ceplene can be safely administered in this triple-drug combination, and that this triple-drug therapy is feasible in nonresponder patients.

    In December 2001 we commenced a randomized, controlled Phase 2 study designed to compare the treatment of nonresponder hepatitis C patients with a triple-drug combination of Ceplene and Schering Corporation's Peg-Intron™ (peginterferon alfa-2b) and Rebetol® (ribavirin, USP) versus treatment with Peg-Intron and Rebetol combination therapy alone. Nonresponder patients represent the largest current unmet medical need in hepatitis C. The study will include up to 282 patients; 50 patients will be enrolled initially and treated for 12 weeks, with the remaining 232 patients to be enrolled after an evaluation of the 12-week safety results for the initial 50 patients. Patients will be treated for up to 48 weeks and followed for an additional 24 weeks after completion of treatment. The trial is expected to be completed in 2003. To help facilitate this trial and reduce our costs, we entered into an agreement with Schering Corporation under which Schering will contribute the Peg-Intron and Rebetol product and perform the viral testing for the study at no cost to Maxim.

    We also expect to start in 2002 a Phase 2 study of the triple-drug combination of Ceplene, pegylated interferon and ribavirin in the treatment-naive patients. Combined with the nonresponder study, this will establish a clinical program combining Ceplene with the current standard of care in two important hepatitis C populations.

Ceplene—Chronic Liver Diseases

    Ceplene has shown the potential to prevent or inhibit oxidative stress, a condition associated with most acute and chronic liver diseases. The liver, the largest organ in the body, plays an important role in regulating numerous vital processes. This complex organ performs many functions essential to life, and you cannot live without it. In the United States alone, approximately 25 million people—1 in every 10—have been afflicted with chronic liver, bile duct or gallbladder diseases. In addition, 26,000 of these patients die each year from chronic liver diseases and cirrhosis.

    In addition to hepatitis, some of the most common diseases of the liver include:

  •
  Cirrhosis, a group of chronic liver diseases in which normal liver cells are damaged and replaced by scar tissue. A common cause of cirrhosis is excessive intake of alcohol. Alcoholic hepatitis in the severe form has a 65% mortality rate.

  •
  Fatty liver, the accumulation of fat in liver cells. Fat accumulates in the liver usually in connection with heavy use of alcohol, extreme weight gain or diabetes mellitus.

  •
  Nonalcoholic steatohepatitis (NASH), a subset of fatty liver, is an inflammation of the liver associated with an increase of fat deposits in liver cells that may lead to severe liver damage and cirrhosis. NASH may occur in middle-aged, overweight, and often diabetic patients who do not drink alcohol.

    To examine the potential role of Ceplene in preventing oxidative damage in chronic liver diseases, Ceplene was studied in an alcohol-induced liver injury hepatitis model in rats. Animals were given ethanol (5g/kg) once daily for four weeks. Of the two groups of ethanol-fed animals, one group was not treated, while another group received Ceplene administered twice a day. Animals receiving ethanol but not treated with Ceplene developed steatosis, inflammation, and necrosis and had elevated ALT levels. Animals treated with Ceplene had normalized ALT levels, and their livers were comparable in appearance to the control group. These results suggest that Ceplene protects against early alcohol-induced liver injury in rats.

    As a result of the foundation represented by the above and other preclinical work, and the results we have seen in hepatitis C, we expect to commence in 2002 pilot testing of Ceplene in chronic liver diseases such as NASH and alcohol-induced hepatitis.

Apoptosis Modulator Technology Platform

    We have developed and are employing a proprietary high-throughput screening system that is targeted to the identification of compounds that can modulate programmed cell death, or apoptosis. Compounds that modulate apoptosis fall into two primary categories:

  •
  Compounds that induce apoptosis may serve as new drugs for cancer.

  •
  Compounds that inhibit apoptosis may form the basis for important new drugs for a wide variety of disease targets, such as myocardial infarction, stroke, liver failure, sepsis, and other degenerative diseases.

    Our high-throughput screening technology has generated a pipeline of compounds that have the potential to modulate apoptosis, including several drug candidates that have undergone extensive in vitro and in vivo testing.

High-Throughput Screening Assays

    We identify promising compounds from large compound libraries using cell-based, High-Throughput Screening (HTS) assays by monitoring the activity of caspases, key enzymes that modulate and carry out the cellular signaling pathways involved in apoptosis. These HTS assays are able to monitor activation or inhibition of the caspase cascade inside a wide variety of living cells.

    We believe that our cell-based HTS assays provide many advantages. Our technology platform consists of novel, fluorescent substrates and assay procedures that allow high-throughput, live-cell fluorescence screening assays for specific recognition of the activated form of any caspase of interest. This technology can be used to screen for caspase cascade activation or inhibition in any living cells or cell lines derived from any organ system in the body. In fact, our proprietary substrates allow screening for cell-type or cancer-cell specific compounds.

    Using HTS, we have already screened hundreds of thousands of small molecule compounds and have discovered several classes of novel caspase activators/apoptosis inducers active in drug-resistant cancers. Furthermore, the assay has a high selectivity for therapeutically useful apoptosis inducers because, unlike many other oncology drug screens which rely on cell-kill or growth inhibition measurements, non-specific poisons are not detected by our assay.

Apoptosis Inducers—Anti-Cancer Candidates

    One of the key obstacles hindering cancer therapy is the fact that many cancers are resistant to currently used chemotherapeutic agents. Cytotoxic (chemotherapeutic) drugs can trigger cancer cells to undergo apoptosis by re-activating the dormant caspase cascade. Most anti-cancer drugs work by activating the caspase cascade using the tumor suppressor gene p53; however over half of all tumors have mutations in which the p53 gene is inactive thereby rendering the tumor resistant to chemotherapy. In addition, many cancer cells express gene products which suppress the caspase cascade or possess mechanisms that pump the cytotoxic drugs out of the cells, either of which slow the induction of apoptosis in the cancer cells.

    Over the past several years we have employed our HTS assays to identify compounds that can overcome these resistance mechanisms and destroy cancer cells by activating the caspase cascade. This work has resulted in the identification of a portfolio of compound candidates that can initiate apoptosis even in cancer cells that have developed resistance to all currently used chemotherapeutic agents.

    The breadth of development candidates identified through our HTS system affords us the opportunity to develop certain compounds ourselves, while still providing multiple opportunities for corporate partnering.

  •
  In 2000 we licensed to Shire-BioChem our MX2105 family of anti-cancer compounds. The collaboration calls for Shire-BioChem to pay Maxim up to $55 million in licensing and milestones, as well as a royalty on product sales.

  •
  We also have a collaboration with Celera Genomics under which we have screened 400,000 of Celera's compounds and identified a number of "hits" (compounds which demonstrate the potential to have some anti-cancer effect). These compounds are currently under development by Celera, and we have the option to participate 50/50 in their commercialization.

Apoptosis Inhibitors—Degenerative Diseases

    Our caspase inhibitor technology platform consists of several unique compound families, totaling approximately 150 compounds. Our objective is to commence the licensing of these compounds in 2002. We are also pursuing the development of a number of rationally designed caspase enzyme inhibitors, including MX1013. Results of preclinical studies of MX1013 were presented at the American Heart Association Meeting in August 2001. The results suggested that MX1013 was effective in preventing apoptosis in animal models of myocardial infarction, stroke and hepatitis, including a greater than 50% reduction in infarct size (heart damage) in two myocardial infarction models. Furthermore, in a rat middle cerebral artery occlusion reperfusion brain ischemia model, an intravenous bolus of MX1013 followed by infusion after occlusion resulted in a 50% reduction of mean brain infarct volume. MX1013 has also been shown to be highly active in preclinical models of acute liver failure associated with FAS-induced hepatitis and sepsis.

MaxDerm Topical Therapies

    The MaxDerm technology and pipeline of potential products is based on research on the active molecule, histamine, underlying Ceplene. The MaxDerm discovery may be able to address the underlying mechanisms that cause many topical disorders and may enhance the cellular immune response, reduce inflammation, and enhance the wound healing process. This discovery is novel and differs from the anti-viral, pain relieving and anti-bacterial approaches underlying many existing and proposed treatments.

    Small pilot, randomized, blinded, placebo-controlled trials have been conducted in more than 75 patients with oral mucositis, herpes labialis (cold sores), burns, decubitus ulcers, shingles and conjunctivitis. Patients experienced improved healing times when treated with topical histamine gels compared to a placebo control.

    A pilot study of topical histamine gels based was conducted in 18 patients with herpes labialis (cold sores). In the randomized, blinded study, patients with herpes labialis treated with the gel containing the highest concentration of histamine demonstrated a nearly complete (>99%) improvement of their lesions following only four days of administration. Patients treated with the placebo, conversely, experienced an increase in mean lesion size during the study period.

    A second medical condition in which the topical histamine technology has been evaluated is in oral mucositis (stomatitis), a common and debilitating condition caused by the treatment of cancer patients with chemotherapy or radiation. In a small pilot human study, nine patients with oral mucositis were randomized and treated with one of two doses of a histamine gel or a placebo. The patients treated with the histamine gel experienced complete healing of lesions in a mean time of three to four days, depending upon the dosage. Patients treated with the placebo experienced no reduction in lesions during the treatment period. Patients treated with the histamine gel also reported a reduction in the discomfort associated with eating and drinking.

    We are preparing to commence in early 2002 pilot clinical studies of a topical histamine gel in the following indications:

  •
  Radiation dermatitis, a painful side effect of radiation therapy for certain cancers.

  •
  Oral mucositis.

  •
  Aphthous stomatitis (canker sores).

Product Development and Collaborative Relationships

    We conduct our research, clinical trials and other product development activities through a combination of efforts by our internal personnel and collaborative programs. For Ceplene, we rely upon our clinical management personnel in extensive collaboration with universities and other clinical research sites, contract research organizations and other similar service providers and persons. We expect to rely upon a similar combination of internal personnel and collaborators as we expand the clinical and other development of the apoptosis modulator and MaxDerm technologies. Earlier-stage research and development efforts related to the apoptosis modulator and MaxDerm technologies are primarily conducted in our internal laboratories, although we expect to rely on pharmaceutical company collaborative relationships to advance the clinical development of certain compounds and indications encompassed by these technologies. We have relied upon licensing and other transactions to gain access to certain of our proprietary technologies.

Ceplene Collaborations

    In 2001 we entered into an agreement with Schering Corporation related to our Phase 2 clinical trial of the triple-drug combination of Ceplene and Schering's Peg-Intron and Rebetol in nonresponder hepatitis C patients. Under the agreement, we have full responsibility for conducting the clinical trial, and Schering is providing the Peg-Intron and Rebetol product and performing the viral testing for the study at no cost to us. Both Maxim and Schering will retain marketing responsibilities and revenues for our respective drugs. However, we have agreed that during the term of the agreement, before entering into an agreement granting a third party the rights to market Ceplene in any territory, we will allow Schering the option to elect to enter into an agreement with Maxim under terms equivalent to those negotiated with the third party.

    In 2000, we entered into a development collaboration with F. Hoffmann-La Roche Ltd., Switzerland and its US branch Hoffmann-La Roche, Inc. to undertake the clinical development and approval of Ceplene in combination with Pegasys®, Roche's pegylated interferon-alpha agent. In 2001, we and Roche agreed to terminate the development collaboration. Maxim initiated the termination, and we believe that the termination was in our best interest, as the rate of progress made under the collaboration was not acceptable to us.

    During 1998, we entered into clinical collaborations with Chiron Corporation. Chiron has provided the IL-2 drug (Proleukin®) and other assistance related to our Phase 3 AML clinical trial.

    These aforementioned collaborations reinforce our belief that Ceplene is complementary rather than competitive with many existing and future drugs, and may be the key to the successful use of many immunotherapeutic agents. We expect to pursue additional collaborations to further the expanded use and development of Ceplene.

Apoptosis Modulator and Other Collaborations

    In 2000, we licensed our CV2105 series of anti-cancer compounds to Shire-BioChem. The agreement requires that Shire-BioChem make licensing, research and milestone payments to us totaling up to $55 million assuming the successful commercialization of the compound for the treatment of two cancer indications, as well as pay a royalty on product sales resulting from this collaboration. Shire-BioChem will provide the preclinical testing, manufacturing development, and clinical development of the compound.

    In 2000, we entered into a collaboration with Celera Genomics under which we have screened approximately 400,000 compounds from Celera's proprietary libraries using our high-throughput screening technology. We will also perform research regarding the mechanisms of action for any promising compounds identified during the screening process. The agreement calls for Celera to perform the preclinical work for such compounds. Under the agreement we have the option to elect, at our sole discretion, to jointly develop with Celera any compounds that are taken into clinical trials and to share equally the development costs and commercial revenues.

    We will also seek other collaborative relationships for the further development of our apoptosis modulator and MaxDerm technologies in situations where we believe that the clinical testing, marketing, manufacturing and other resources of pharmaceutical or other collaborators will enable us to more effectively develop particular products or access geographic markets.

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

    In international markets, we expect to establish alliances with pharmaceutical companies for the marketing of Ceplene. In 1999, we entered into an agreement granting F. H. Faulding & Co., Ltd. the right to market Ceplene in Australia and New Zealand. Also during 1999, we entered into an agreement granting MegaPharm, Ltd. the right to market Ceplene in Israel.

    Our marketing strategies for the apoptosis modulator and MaxDerm technologies will be developed over time based upon, among other factors, the specific indications targeted for therapy. For example, our CV2105 series of anti-cancer compounds was licensed to Shire-BioChem under an agreement that calls for Shire-BioChem to market any products within this series attaining regulatory approval.

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

    We believe that, in the event of the termination of an agreement with any single supplier or manufacturer, we would likely be able to enter into agreements with other suppliers or manufacturers on similar terms. We are currently establishing relationships with additional manufacturers to provide alternate sources of supply for Ceplene. We currently rely upon similar relationships for the manufacturing of our apoptosis modulator and MaxDerm drug candidates, and expect to continue to rely upon such relationships in the future.

Patents, Licenses and Proprietary Rights

    We own or have the rights to 26 issued or allowed U.S. patents and 44 U.S. patent applications. Corresponding patent applications have been filed, and in a number of instances patents have been issued, in major international markets, including Europe, Australia and Japan. Our policy is to file, where possible, patent applications to protect technologies, inventions and improvements that are important to the development of our business. We have devoted substantial attention and resources to our patent and license portfolio. Maintaining patents and licenses and conducting an assertive patent prosecution strategy is a priority for us.

Key Granted Patents and Pending Applications

    We own or have rights to 14 U.S. patents or allowed applications related to Ceplene, a technology platform based upon histamine, a naturally occurring H2 receptor agonist. These patents encompass various topics relating to:

  •
  compositions comprising IL-2 and H2 receptor agonists (H2RAs);

  •
  compositions comprising IFN-alpha and H2RAs;

  •
  methods of treating cancer or infectious disease using certain NK cell activators in combination with certain compounds that inhibit the production or release of hydrogen peroxide, including histamine, or a hydrogen peroxide scavenger;

  •
  methods of treating cancer in a patient receiving radiation therapy or chemotherapy, using certain NK cell activators in combination with a compound that inhibits the production or release of hydrogen peroxide, including histamine, or a hydrogen peroxide scavenger;

  •
  methods of treatment with histamine in combination with any NK cell activating cytokine or chemotherapeutic agent;

  •
  compositions comprising IFN-alpha and histamine or related compounds and methods of treating viral infections using the claimed compositions; and

  •
  methods for the therapeutic administration of histamine and related compounds, the combination of histamine or related compounds and a controlled release carrier, and a device for the administration of histamine and related compounds.

  •
  novel synthetic method for the production of pharmaceutical-grade histamine dihydrochloride

  •
  administration of histamine to inhibit oxidative damage for the treatment of ischemia or reperfusion injury, infectious disease, autoimmune or inflammatory diseases, and neurodegenerative diseases

    A number of corresponding patents have also issued in international markets.

    We also own or have rights to 14 patent applications in the United States relating to the use of Ceplene with other cytokines and immunotherapies, mechanisms, rates and routes of administration, and other proprietary claims that have also been filed internationally.

    We hold two issued U.S. patents related to dipeptide caspases inhibitors and the use thereof. We also hold one additional U.S. patent and 28 U.S. patent applications related to the apoptosis modulator technology. Some corresponding patent applications related to the above have also been filed internationally.

    We own or have rights to a worldwide, exclusive license to Professional Pharmaceuticals, Inc.'s (PPI) six issued or allowed U.S. patents and two U.S. patent applications for material compositions and other rights underlying the MaxDerm technology. Some corresponding patents for the above have also been filed internationally.

Technology Rights

    In 1993, we entered into a technology transfer agreement under which we purchased certain intellectual property and patent rights related to our Ceplene technology. The technology transfer agreement required that we pay certain royalty obligations to the two inventors of the technology, although, as part of a subsequent agreement with us, one of the inventors waived his royalty rights. In October 1999, we entered into a new royalty agreement with the remaining inventor under which we agreed to pay $1 million over three years in exchange for a reduced royalty rate. We have also filed a large number of additional patent applications and received a substantial number of additional patents encompassing the Ceplene technology as described above.

    In 1998, we entered into a license agreement with PPI for an exclusive, worldwide license to technology related to material compositions and other patent rights underlying the MaxDerm technology. The license agreement requires that we pay certain royalty obligations to PPI. We have also filed an additional patent application related to the MaxDerm technology.

    In 2000, we acquired Cytovia, Inc., a privately held biopharmaceutical research company whose technology base includes proprietary drug candidates in the areas of oncology, cardiovascular disease, and other degenerative diseases, and a proprietary high-throughput screening process for other apoptosis-targeted drug candidates. The technology rights associated with our caspase modulator program were acquired in this transaction.

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

Competition

    Competition in the discovery and development of methods for treating or preventing cancer and infectious disease is intense. Numerous pharmaceutical, biotechnology and medical companies and academic and research institutions in the United States and elsewhere are engaged in the discovery, development, marketing and sale of products for the treatment of cancer and infectious diseases. These include surgical approaches, new pharmaceutical products and new biologically derived products. We expect to encounter significant competition for the principal pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain regulatory approvals and commence commercial sales of their products before us may achieve a significant competitive advantage. A number of pharmaceutical companies are developing new products for the treatment of the same diseases being targeted by us, particularly in cancer and hepatitis C. In some instances, our competitors already have products in late-stage clinical trials. In addition, certain pharmaceutical companies are currently marketing drugs for the treatment of the same diseases being targeted by us, and may also be developing new drugs to address these disorders.

    In the area of immunotherapy, the impact of competition for Ceplene may be reduced by the fact that the drug may be complementary to many other immunotherapeutic agents. Our current clinical testing of Ceplene combines the administration of Ceplene with the administration of cytokines, certain immunotherapeutic agents. Accordingly, Ceplene and these immunotherapeutic agents may not be competitive but may play complementary and synergistic roles in enhancing the immune system. For this reason, we believe that continuing advancements in the overall field of immunotherapy may create new opportunities for Ceplene.

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

Employees and Consultants

    As of December 15, 2001, Maxim had 132 employees, all but five of whom were based at its two facilities in San Diego, California. The Company believes its relationships with its employees are satisfactory. Other experienced professionals and personnel are expected to be hired to join our company in 2002 to, among other things, address the requirements of the expansion of clinical trials and other drug development efforts.

    In addition to our employees, we have engaged a number of experienced consultants in North America, Europe, Israel and Australia with pharmaceutical and business backgrounds to assist in product development efforts. We plan to leverage our key personnel by making extensive use of contract laboratories, development consultants, and collaborations with pharmaceutical companies to expand our preclinical and clinical trials.

Risk Factors

    In evaluating Maxim and its business, you should carefully consider the following risk factors in addition to the other information contained herein.

The development of our drug candidates is subject to uncertainties, many of which are beyond our control. If we fail to successfully develop our drug candidates, our ability to generate revenues will be substantially impaired.

    Potential products based on our Ceplene, apoptosis modulator and MaxDerm technologies will require, dependent upon the current specific drug candidate, extensive research and development, preclinical testing, clinical testing, regulatory approval and substantial additional investment before we can market them. We cannot assure you that any of our drug candidates will:

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

    We have not completed final testing for efficacy or safety in humans for the diseases we propose to treat with Ceplene and our other drug candidates. Failure to ultimately obtain approval for Ceplene and our other drug candidates, any delay in our expected testing and development schedules, or any elimination of a product development program in its entirety, will negatively impact our ability to generate revenues in the future from the sale of our products.

We may not obtain regulatory clearance to market Ceplene or our other drug candidates on a timely basis, or at all.

    Ceplene and our other drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. Even if we believe that preclinical and clinical data are sufficient to support regulatory approval for a drug candidate, the FDA and foreign regulatory authorities may not ultimately approve the candidate for commercial sale in any jurisdiction. The FDA may refuse to approve an application for approval of a drug candidate if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy. For example, in 2000, we submitted an NDA to the FDA seeking approval to market Ceplene based on the data from our Phase 3 clinical study. In January 2001, the FDA determined that this single study was not adequate to support approval.

    In addition, manufacturing facilities operated by the third party manufacturers with whom we contract to manufacture Ceplene and our other drug candidates may not pass an FDA preapproval inspection. Moreover, if the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval.

    Any failure or delay in obtaining these approvals could prohibit or delay us from marketing Ceplene and our other drug candidates. If Ceplene and our other drug candidates do not meet applicable regulatory requirements for approval, we may not have the financial resources to continue research and development of these candidates, and we may not generate revenues from the commercial sale of any products.

Delays in the commencement, conduct or completion of our clinical trials would negatively impact our business.

    We may encounter problems with any of our completed, ongoing or planned clinical studies. For example, we may encounter delays in commencing studies or enrolling volunteers, lower than anticipated retention rate of volunteers in a trial, or serious side effects experienced by study participants relating to the drug candidate. If we encounter any delay in the commencement, conduct or completion of our clinical studies for Ceplene or our other drug candidates, we may experience the following consequences:

  •
  the analysis of data from our clinical studies and the reporting of results may be delayed;

  •
  the submission of our applications for regulatory approval of Ceplene and other drug candidates with regulatory authorities in North America, Europe, and elsewhere in the world may be delayed;

  •
  regulatory approval of our drug candidates may be delayed and may not occur on a timely basis, delaying the generation of revenues from the commercial sale of any of our products

  •
  we may not have the financial resources to continue and complete research and development of any of our product candidates; and

  •
  we may not be able to enter into collaborative arrangements relating to any product as a result of the delay in clinical development or regulatory filings.

We have been named as a defendant in a securities class action litigation that could result in substantial costs and divert management's attention and resources.

    In December 2000, plaintiff Blake Martin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against Maxim and two of our officers, alleging violations of federal securities laws related to declines in our stock price. In September 2001, this complaint, and similar complaints based on the same facts and circumstances, were consolidated into a single action. This complaint alleges claims in connection with various alleged statements and omissions to the public and to the securities markets. In October 2001, certain former shareholders of Cytovia, Inc. filed a complaint in California Superior Court in San Diego, against Maxim and two of our officers based on similar facts and circumstances, alleging fraud and negligent misrepresentation in connection with the Maxim's acquisition of Cytovia, Inc. We believe that the claims being brought against us and our officers are without merit, and we intend to engage in a rigorous defense of such claims. No assurances can be made that we will be successful in our defense of such claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to our shareholders and their lawyers, and such payments could have a material adverse effect on our business, financial conditions and results of operations if not covered by our insurance carrier. Even if such claims are not successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business.

Because we are dependent on clinical research centers and other contractors for clinical testing and for certain research and development activities, the results of our clinical trials and such research activities are, to a certain extent, beyond our control.

    The nature of clinical trials and our business strategy requires us to rely on clinical research centers and our other contractors to assist us with clinical testing and certain research and development activities. As a result, our success is dependent upon the success of these outside parties in performing their responsibilities. Although we believe our contractors are economically motivated to perform on their contractual obligations, we cannot directly control the adequacy and timeliness of the resources and expertise applied to these activities by our contractors. If our contractors do not perform their activities in an adequate or timely manner, the development and commercialization of our drug candidates could be delayed.

We expect to rely on collaborative partners for research, development and commercialization of certain potential products.

    We expect to rely on collaborative arrangements for research and development and commercialization of certain drug candidates discovered and developed by us, such as the license agreement with Shire-BioChem for the MX2105 series of anti-cancer compounds, and our agreement with Schering Corporation related to our Phase 2 Ceplene clinical trial in nonresponder hepatitis C patients. We cannot be certain that we will be able to maintain these collaborations or enter into any future collaborative arrangements, that any of our collaborations will be successful or that we will receive revenues from any of these collaborations. The success of these and any future collaborations will depend, in significant part, on our partners' development and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. If our partners fail to conduct their activities in a timely manner, or at all, preclinical or clinical development of drug candidates under those collaborations could be delayed or terminated. The suspension or termination of our collaborations, the failure of our collaborations to be successful or the delay in the development or commercialization of drug candidates pursuant to our collaborations could harm our business.

Our planned business may expose us to product, clinical trial and other liability claims.

    Our design, testing, and development of products involves an inherent risk of exposure to clinical trial and product liability claims and related adverse publicity. Insurance coverage is expensive and difficult to obtain, and we may be unable to obtain coverage in the future on acceptable terms, if at all. Although we currently maintain clinical trial insurance for our drug candidates in the amounts we believe to be commercially reasonable, we cannot be certain that the coverage limits of our insurance policies or those of our strategic partners will be adequate. If we are unable to obtain sufficient insurance at an acceptable cost or if a claim is brought against us, whether fully covered by insurance or not, our business, results of operations and financial condition could be materially adversely affected.

Our products may not be accepted, purchased or used by doctors, patients or payors.

    Ceplene, and any of our other drug candidates in development, may not achieve market acceptance even if they are approved by the FDA and similar international regulatory agencies. The degree of market acceptance of our products will depend on a number of factors, including:

  •
  the scope of regulatory approvals;

  •
  the establishment and demonstration of the clinical efficacy, safety and advantages of our products by clinical trial results, and the acceptance of such results by the medical community;

  •
  the potential advantages of our products over existing treatment methods; and

  •
  reimbursement policies of government and other third-party payors.

    We cannot guarantee that physicians, patients, payors or the medical community in general will accept and utilize any products that we develop.

We have yet to market or sell any of our products.

    Although we currently intend to market Ceplene in the United States, if approved by the FDA, through the recruitment of experienced marketing and sales personnel, Maxim has never before marketed or sold any pharmaceutical product. In order to market or co-market Ceplene or certain other drug candidates, we will need to hire a significant number of people with relevant pharmaceutical experience to staff our sales force and marketing group, and possibly also to make appropriate arrangements with strategic partners. If we cannot develop the required marketing and sales expertise both internally and through our partnering arrangements, our ability to generate revenue from product sales will likely suffer.

    We may rely on collaborative partners to market and sell Ceplene in international markets, and such arrangements may be sought to market certain other drug candidates in all markets. We have not yet entered into any collaborative arrangement with respect to marketing or selling Ceplene with the exception of agreements relating to Australia, New Zealand and Israel, and have not entered into any agreements regarding the marketing or selling of our other drug candidates with the exception of a license agreement relating to our CV2105 series of anti-cancer compounds. We cannot guarantee that we will be able to enter into any such arrangements on terms favorable to us, or at all. If we are able to enter into marketing and selling arrangements with collaborative partners, we cannot assure you that such marketing collaborators will apply adequate resources and skills to their responsibilities, or that their marketing efforts will be successful.

We will be dependent on third party manufacturers of our products. Our ability to sell our products may be harmed if adequate quantities of our products are not manufactured on a timely basis.

    We do not intend to acquire or establish our own dedicated manufacturing facilities for Ceplene and our other drug candidates in the foreseeable future. We have contracted and expect to continue to contract with established pharmaceutical manufacturers for the production of Ceplene. If we are unable to continue to contract with third-party manufacturers on acceptable terms or our manufacturers do not comply with applicable regulatory requirements, our ability to conduct clinical testing and to produce commercial quantities of Ceplene and other products will be adversely affected. If we cannot adequately manufacture our products, it could result in delays in submissions for regulatory approval and in commercial product launches, which in turn could materially impair our competitive position and the possibility of achieving profitability. We cannot guarantee that we will be able to maintain our existing contract manufacturing relationships, or acquire or establish new, satisfactory third-party relationships to provide adequate manufacturing capabilities in the future.

We are not profitable and expect to continue to incur losses. If we do not become profitable, we may ultimately be forced to discontinue our operations.

    We are a development-stage enterprise. We have experienced net losses every year since our inception and, as of September 30, 2001, had an accumulated deficit of approximately $197 million. We anticipate incurring substantial additional losses over at least the next several years related to developing and testing our drug candidates and preparing for commercialization and planned market launches of our products. If we do not become profitable, our stock price will be negatively affected, and we may ultimately be forced to discontinue our operations.

We may need to raise additional funds in the future. If we are unable to obtain the funds necessary to continue our operations, we may be required to delay, scale back or eliminate one or more of our drug development programs.

    We have already spent substantial funds developing our products and business. We expect to continue to have negative cash flow from our operations for at least the next several years. We may have to raise additional funds to complete the development of our drug candidates and to bring them to market. Our future capital requirements will depend on numerous factors, including:

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

    Additional financing may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our drug development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

We compete against many companies and research institutions that are developing products to treat the same diseases as our drug candidates. To the extent these competitors are successful in developing and marketing such products, our future potential market share and revenues could be reduced.

    There are many companies, both publicly and privately held, including well-known pharmaceutical companies and academic and other research institutions, engaged in developing pharmaceutical products for the treatment of cancer and hepatitis. Products developed by any of these companies or institutions may demonstrate greater safety or efficacy than our drug candidates or be more widely accepted by doctors, patients or payors. Many of our competitors and potential competitors have substantially greater capital, research and development capabilities and human resources than we do. Many of these competitors also have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals. If any of our drug candidates are approved for commercial sale, we will also be competing with companies that have greater resources and experience in manufacturing, marketing and selling pharmaceutical products. To the extent that any of our competitors succeed in developing products that are more effective, less costly or have better side effect profiles than our products, then our future potential market share could decrease which may have a negative impact on our business.

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

    From time to time we consider strategic transactions and alternatives with the goal of maximizing stockholder value. For example, in June 2000 we completed the acquisition of Cytovia, Inc. We will continue to evaluate other potential strategic transactions and alternatives which we believe have the potential to enhance stockholder value. These additional potential transactions may include a variety of different business arrangements, including spin-offs, acquisitions, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. We cannot assure you that any such transactions will be consummated on favorable terms or at all, will in fact enhance stockholder value, or will not adversely affect our business or the trading price of our stock. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results.

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

    Factors that may have a significant impact on the market price or the liquidity of our common stock also include:

  •
  actual or potential clinical trial results relating to drug candidates under development by us or our competitors;

  •
  delays in our clinical testing and development schedules;

  •
  events or announcements relating to our collaborative relationships;

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

ITEM 2. PROPERTIES

    We currently lease approximately 69,175 square feet of laboratory and office space in three facilities in San Diego, California. Approximately 7,222 square feet of laboratory and office space is subleased to third parties. We believe that our existing facilities will be adequate to accommodate the implementation of our current business strategies.

ITEM 3. LEGAL PROCEEDINGS

    In December 2000, plaintiff, Blake Martin, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United States District Court for the Southern District of California against the Company and two of its officers, alleging violations of federal securities laws related to declines in the Company's stock price. Thereafter, approximately thirteen similar complaints were filed in the same court (collectively "Southern District Complaints"). In October 2001, a state court action was filed in the Superior Court in San Diego County, California, alleging fraud and misrepresentation in connection with the Company's acquisition of Cytovia. The Southern District Complaints have been consolidated into a single action. The complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. In November 2001, the Company filed a petition to compel arbitration of the state court action. In December 2001, the Company filed a motion to dismiss the Southern District Complaints. No assurances can be made that the Company will be successful in its defense of these claims. If it is not successful in its defense of such claims, the Company could be forced to make significant payments to its stockholders and their lawyers, and such payments could have a material adverse effect on the Company's business, financial condition and results of operations if not covered by the Company's insurance carrier. Even if the Company's defense against such claims is successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended September 30, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a)
  The information required by this Item 5(a) is incorporated herein by reference to the information set forth in our Annual Report to Stockholders for the fiscal year ended September 30, 2001, filed as Exhibit 13.1 hereto.

  (b)
  Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this Item 6 is incorporated herein by reference to the information set forth in our Annual Report to Stockholders for the fiscal year ended September 30, 2001, filed as Exhibit 13.1 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The information required by this Item 7 is incorporated herein by reference to the information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report to Stockholders for the fiscal year ended September 30, 2001, filed as Exhibit 13.1 hereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The information required by this Item 7A is incorporated herein by reference to the information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report to Stockholders for the fiscal year ended September 30, 2001, filed as Exhibit 13.1 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item 8 is incorporated herein by reference to the information set forth in our Annual Report to Stockholders for the fiscal year ended September 30, 2001, filed as Exhibit 13.1 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning directors and executive officers is incorporated herein by reference to the information under the captions "Election of Directors" and "Other Information—Executive Officers" set forth in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2001, for our Annual Meeting of Stockholders to be held on March 1, 2002.

    Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" set forth in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2001, for our Annual Meeting of Stockholders to be held on March 1, 2002.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item 11 is incorporated herein by reference to the information under the caption "Executive Compensation" set forth in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2001, for our Annual Meeting of Stockholders to be held on March 1, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 is incorporated herein by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2001, for our Annual Meeting of Stockholders to be held on March 1, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 is incorporated herein by reference to the information under the caption "Certain Transactions" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2001, for our Annual Meeting of Stockholders to be held on March 1, 2002.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this Annual Report:

    1.  Consolidated Financial Statements

The following financial statements, including the Notes thereto, are incorporated herein by reference to our Annual Report to Stockholders for the fiscal year ended September 30, 2001 filed as Exhibit 13.1 hereto:

Consolidated Balance Sheets as of September 30, 2001 and 2000

Consolidated Statements of Operations for the years ended September 30, 2001, 2000, and 1999, and from inception (October 23, 1989) through September 30, 2001

Consolidated Statements of Stockholders' Equity from inception (October 23, 1989) through September 30, 2001

Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000, and 1999, and from inception (October 23, 1989) through September 30, 2001

    2.  Financial Statement Schedules

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

    3.  Exhibits

  (a)
  See list of Exhibits set forth in paragraph (c) below.

  (b)
  The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2001.

  (c)
  Exhibits

INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization dated June 2, 2000 (between the Registrant, M-80 Acquisition Corp. and Cytovia Inc.). (8)
2.2	Form of Lock-up Agreement dated as of June 16, 2000. (8)
3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. (7)
3.3
Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock. (5)
3.4
Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Convertible Preferred Stock. (6)
3.5	Rights Agreement, dated as of June 15, 2000, between the Registrant and American Stock Transfer & Trust Company, as Rights Agents. (9)

3.6	Bylaws of Registrant. (1)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, and 3.6.
10.1	Form of Indemnification Agreement for directors and officers of the Registrant. (1)
10.2	Option to Buy Technology and Rights Agreement, dated March 30, 1993, between the Registrant and Estero Anstalt. (1)†
10.3	Security Agreement, dated July 27,1993, between the Registrant and Estero Anstalt. (1)†
10.4	Exclusive License Agreement dated June 14, 1995, among the Registrant, Jan Holmgren, M.D., Ph.D., Cecil Czerkinsky, Duotol AB and Triotol Ltd. (1)†
10.5	Agreement, dated December 2, 1995, among the Registrant, Syntello Vaccine Development AB and Estero Anstalt. (1)†
10.6	Agreement, dated April 23, 1996, among the Registrant, Anders Vahlne, M.D., Ph.D. and Syntello Vaccine Development AB. (1)†
10.7	Amended and Restated 1993 Long-Term Incentive Plan and forms of stock option agreements. (2)
10.8	Employment Agreement dated November 17, 2000 between the Registrant and Kurt R. Gehlsen* (12)
10.9	Employment Agreement dated November 17, 2000 between the Registrant and Dale A. Sander* (12)
10.10	Employment Agreement dated November 17, 2000 between the Registrant and Larry G. Stambaugh.* (12)
10.11	Lease dated May 28, 1998 between Del Mar Capital Group/Ridgeview, LLC, as Landlord, and the Registrant.
10.12	Lease dated July 2, 1998 between British Pacific Properties, a California Corporation, as Landlord, and the Registrant. (3)
10.13	Employment Agreement dated November 17, 2000 between the Registrant and Geoffrey B. Altman.* (12)
10.14	License Agreement dated November 6, 1998 among the Registrant, Professional Pharmaceutical, Inc., Bruce A. Jack, D.D.S. and B. Thomas White, R.PH. (4)
10.15	Common Stock Purchase Warrant, No. #99AR-1, to purchase 200,000 shares of the Registrant's common stock, issued to The Kriegsman Group on March 3, 1999. (5)
10.16	Research and License Agreement effective July 10, 2000 with BIOCHEM Pharma Inc. (11)‡
10.17	Registrant's Collaboration Agreement with Hoffman-LaRoche, Inc. and F. Hoffman-LaRoche Ltd., dated August 7, 2000. (10)†
10.18	Registrant's 2000 Nonstatutory Stock Option Plan. (11)
10.19	Secured Revolving Promissory Note dated December 8, 2000 between Larry G. Stambaugh and the Registrant. (11)

10.20	Loan and Security Agreement dated October 9, 2000 between the Registrant and Silicon Valley Bank. (12)
10.21	Assignment of Deposit Account dated April 11, 2001 between the Registrant, Silicon Valley Bank and Geoffrey B. Altman. (13)
10.22	Assignment of Deposit Account dated April 11, 2001 between the Registrant, Silicon Valley Bank and Kurt R. Gehlsen. (13)
10.23	Assignment of Deposit Account dated April 11, 2001 between the Registrant, Silicon Valley Bank and Dale A. Sander and Denise M. Sander. (13)
10.24	Loan Modification Agreement dated March 21, 2001 between the Registrant and Silicon Valley Bank. (13)
10.25	Loan Modification Agreement dated April 25, 2001 between the Registrant and Silicon Valley Bank. (13)
10.26	Registrant's 2001 Incentive Stock Option Plan. (13)
10.27	Employment Agreement dated June 30, 2001 between the Registrant and Karl-Hermann Bremeyer.* (14)
13.1	Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2001.
23.1	Consent of KPMG LLP, Independent Auditors.
24.1	Power of Attorney. Reference is made to page 35.

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

(5)
Previously filed together with Registration Statement on Form S-3 (File No. 333-84711) or amendments thereto and incorporated herein by reference.

(6)
Previously filed together with Registration Statement on Form S-3 (File No. 333-91923) dated December 1, 1999 and incorporated herein by reference.

(7)
Previously filed together with Registrant's Current Report on Form 8-K (File No. 1-14430) dated February 25, 2000 and incorporated herein by reference.

(8)
Previously filed together with the Registrant's Current Report on Form 8-K (File No. 1-14430) dated June 16, 2000 and incorporated herein by reference.

(9)
Previously filed together with the Registrant's Current Report on Form 8-A (File No. 1-14430) dated June 20, 2000 and incorporated herein by reference.

(10)
Previously filed together with Registrant's Current Report on Form 8-K (File No. 1-14430) dated  August 22, 2000 and incorporated herein by reference.

(11)
Previously filed together with the Registrant's Annual Report on Form 10-K (File No. 1-14430) dated September 30, 2000 and incorporated herein by reference.

(12)
Previously filed together with Registrant's Quarterly Report on Form 10-Q (File No. 1-14430) dated December 30, 2000 and incorporated herein by reference.

(13)
Previously filed together with Registrant's Quarterly Report on Form 10-Q (File No. 1-14430) dated March 31, 2001 and incorporated herein by reference.

(14)
Previously filed together with Registrant's Quarterly Report on Form 10-Q (File No. 1-14430) dated June 30, 2001 and incorporated herein by reference.

\

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXIM PHARMACEUTICALS, INC.
By:	/s/ DALE A. SANDER Dale A. Sander, Senior Vice President, Finance and Chief Financial Officer
Date: December 21, 2001

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

Signature	Title	Date

/s/ LARRY G. STAMBAUGH Larry G. Stambaugh	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 21, 2001
/s/ DALE A. SANDER Dale A. Sander	Senior Vice President, Finance, and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	December 21, 2001
/s/ THEODOR H. HEINRICHS Theodor H. Heinrichs	Director	December 21, 2001

/s/ GARY E. FRASHIER Gary E. Frashier	Director	December 21, 2001
/s/ PER-OLOF MÅRTENSSON Per-Olof Mårtensson	Director	December 21, 2001
/s/ F. DUWAINE TOWNSEN F. Duwaine Townsen	Director	December 21, 2001

QuickLinks

PART 1
  ITEM 1. BUSINESS
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