Form 10-Q
period 2001-12-31
MAXIM PHARMACEUTICALS INC
filed 2002-02-13
CIK 1013351

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2001

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        As of February 5, 2002, the registrant had 23,262,208 shares of Common Stock, $.001 par value, outstanding.

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

INDEX

		Page
Part I — Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited)—December 31, 2001 and September 30, 2001	1
	Condensed Consolidated Statements of Operations (unaudited)—Three Months Ended December 31, 2001 and 2000 and from Inception (October 23, 1989) through December 31, 2001	2
	Condensed Consolidated Statements of Cash Flows (unaudited)—Three Months Ended December 31, 2001 and 2000 and from Inception (October 23, 1989) through December 31, 2001	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Part II — Other Information
Item 1.	Legal Proceedings	18
Item 6.	Exhibits and Reports on Form 8-K	18
SIGNATURE		19

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	As of December 31 2001	As of September 30 2001
ASSETS
Current Assets:
Cash and cash equivalents	$20,109,331	$20,438,726
Short-term investments in marketable securities, available for sale	113,736,056	122,121,280
Accrued interest and other current assets	4,302,088	4,602,335

Total current assets	138,147,475	147,162,341
Restricted cash and cash equivalents	4,000,000	4,000,000
Property and equipment, net	5,739,059	6,071,664
Patents and licenses, net	2,121,943	1,957,502
Note receivable from officer	3,056,606	3,011,709
Goodwill and intangible assets, net	—	28,179,466
Deposits and other assets	172,320	373,656

Total assets	$153,237,403	$190,756,338

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,260,881	$2,726,643
Accrued expenses	4,109,857	3,781,078
Notes payable	123,180	214,008
Current installments of obligations under capital leases	355,217	389,127
Current portion of long-term debt	607,750	395,464
Deferred revenue	562,500	843,750

Total current liabilities	7,019,385	8,350,070
Long-term debt	1,712,750	1,450,036
Obligations under capital leases, excluding current installments	227,288	309,631
Commitments and contingencies
Stockholders' Equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding at December 31, 2001 and September 30, 2001	—	—
Common stock, $.001 par value, 40,000,000 shares authorized; 23,259,488 and 23,252,457 shares issued and outstanding at December 31, 2001 and September 30, 2001, respectively	23,260	23,253
Additional paid-in capital	376,461,128	376,410,576
Deficit accumulated during the development stage	(232,729,691)	(196,725,305)
Accumulated other comprehensive income	523,283	938,077

Total stockholders' equity	144,277,980	180,646,601

Total liabilities and stockholders' equity	$153,237,403	$190,756,338

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	Three Months Ended December 31		From Inception (October 23, 1989) Through December 31
	2001	2000	2001
Collaboration and research revenue	$447,176	$829,429	$9,282,964

Operating expenses:
Research and development	7,457,242	10,883,398	148,625,546
Marketing and business development	720,401	3,595,789	17,853,811
General and administrative	1,663,397	1,738,225	27,966,420
Amortization of goodwill and other acquisition-related intangible assets	—	562,994	2,955,435
Purchased in-process technology	—	—	42,300,000

Total operating expenses	9,841,040	16,780,406	239,701,212

Loss from operations	(9,393,864)	(15,950,977)	(230,418,248)

Other income (expense):
Investment income	1,604,724	3,050,502	23,969,712
Gain on sale of assets	—	—	4,434,976
Interest expense	(51,586)	(61,099)	(2,536,736)
Other income (expense)	15,806	(5,519)	71

Total other income	1,568,944	2,983,884	25,868,023

Loss before cumulative effect of accounting change and preferred stock dividends	(7,824,920)	(12,967,093)	(204,550,225)
Cumulative effect of accounting change	(28,179,466)	—	(28,179,466)

Net loss before preferred stock dividends	(36,004,386)	(12,967,093)	(232,729,691)
Dividends on preferred stock	—	—	5,495,683

Net loss applicable to common stock	$(36,004,386)	$(12,967,093)	$(238,225,374)

Basic and diluted net loss per share of common stock:
Before cumulative effect of accounting change	$(0.34)	$(0.56)
Cumulative effect of accounting change	(1.21)	—

Basic and diluted net loss per share of common stock	$(1.55)	$(0.56)

Weighted average shares outstanding	23,253,460	23,180,966

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	Three Months Ended December 31
			From Inception (October 23, 1989) Through December 30, 2001
	2001	2000
OPERATING ACTIVITIES:
Net loss	$(36,004,386)	$(12,967,093)	$(232,729,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	565,132	977,839	8,516,204
Stock contributions to 401(k) plan	48,372	47,351	443,390
Cumulative effect of accounting change	28,179,466	—	28,179,466
Loss on disposal of property and equipment	2,024	—	285,427
Stock-based compensation	—	—	1,272,687
Gain on sale of assets	—	—	(2,146,502)
Purchased in-process technology	—	—	44,946,166
Loss on write-off of patents	—	—	444,241
Amortization of premium on investments	—	—	535,285
Cumulative effect of reorganization	—	—	1,152,667
Gain on sale of subsidiary	—	—	(2,288,474)
Other	—	—	(283,658)
Changes in operating assets and liabilities:
Accrued interest and other current assets	300,247	385,946	(3,061,805)
Deposits and other assets	201,336	17,911	(668,410)
Accounts payable	(1,465,762)	(2,888,468)	169,637
Accrued expenses	328,779	1,664,389	2,812,070
Deferred revenue	(281,250)	(406,251)	562,500

Net cash used in operating activities	(8,126,042)	(13,168,376)	(151,858,800)
INVESTING ACTIVITIES:
Purchases of marketable securities	(25,434,569)	(7,002,712)	(347,428,167)
Sales and maturities of marketable securities	33,405,000	4,603,000	234,717,951
Purchases of property and equipment	(189,783)	(1,217,657)	(8,649,490)
Additions to patents and licenses	(209,210)	(199,168)	(4,603,358)
Net proceeds from sale of assets	—	—	3,451,555
Cash acquired in acquisition of business	—	—	1,121,297

Net cash provided by (used in) investing activities	7,571,438	(3,816,537)	(121,390,212)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of stock options and warrants	2,187	490,384	253,234,563
Net proceeds from issuance of preferred stock	—	—	41,298,008
Payment of preferred stock dividends	—	—	(302,361)
Proceeds from issuance of notes payable and long-term debt	475,000	—	8,752,578
Payments on notes payable and capital lease obligations	(207,081)	(150,108)	(6,220,185)
Loan to officer	(44,897)	(2,859,742)	(3,056,606)
Restricted cash	—	—	(4,000,000)
Proceeds from issuance of notes payable to related parties	—	—	4,982,169
Payments on notes payable to related parties	—	—	(1,329,885)

Net cash provided by (used in) financing activities	225,209	(2,519,466)	293,358,281
Effect of exchange rate changes on cash	—	3,005	62

Net increase (decrease) in cash and cash equivalents	(329,395)	(19,501,374)	20,109,331
Cash and cash equivalents at beginning of period	20,438,726	72,627,089	—

Cash and cash equivalents at end of period	$20,109,331	$53,125,715	$20,109,331

Noncash investing activities:
Increase (decrease) in fair value of securities available for sale	$(414,794)	$402,586

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

        The information at December 31, 2001 and for the three months ended December 31, 2001 and 2000 is unaudited. In the opinion of the Company, these condensed consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the condensed consolidated financial position of the Company as of December 31, 2001 and September 30, 2001, and the condensed consolidated results of operations for the three months ended December 31, 2001 and 2000 and from inception (October 23, 1989) through December 31, 2001. The condensed consolidated results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended September 30, 2001.

2. DEBT

        At December 31, 2001, the Company has a $2,320,500 loan with a bank bearing interest at the prime rate plus .75%. Principal payments on the outstanding balance are required to be paid in equal monthly installments from February 1, 2002 through July 2005. The agreement contains customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified liquidity terms and minimum tangible net worth. At December 31, 2001, the Company was in compliance with all covenants.

3. TOTAL COMPREHENSIVE LOSS

        Total comprehensive loss for the three months ended December 31, 2001 and 2000 was $36,419,180 and $12,561,502, respectively. The difference between total comprehensive loss and net loss attributable to common stock was composed of unrealized gains and losses on available-for-sale securities and foreign translation gains and losses.

4. NET LOSS PER SHARE

        Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic net loss per share of common stock is computed by dividing the net loss after deduction of dividends on preferred stock by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by including the additional common shares issuable upon exercise of outstanding options and warrants in the basic weighted average share calculation unless the effect of their inclusion is antidilutive. For the three months ended December 31, 2001 and 2000, outstanding options and warrants totaled 2,973,614 and 3,297,526, respectively. As these securities were antidilutive, diluted loss per share equaled the basic loss per share calculation in each respective period.

5. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT—GOODWILL AND OTHER INTANGIBLE ASSETS

        On June 16, 2000, the Company acquired all of the outstanding capital stock of Cytovia, Inc. ("Cytovia"), a privately held biopharmaceutical research company. The transaction was accounted for using the purchase method in accordance with Accounting Principles Board (APB) Opinion No. 16, and the Company recorded goodwill and other intangible assets, consisting of assembled workforce, that combined had an unamortized book value of $28,179,466 at September 30, 2001. Through September 30, 2001, the goodwill and assembled workforce were being amortized over 15 years and five years, respectively.

        Effective October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of".

        As a result of the adoption of SFAS No. 142, the Company ceased amortizing goodwill and performed the transitional impairment assessment of the goodwill related to the Cytovia acquisition for impairment as of October 1, 2001. Although the goodwill arose from purchase accounting applied to the acquisition of a specific entity, SFAS No. 142 requires that this test be applied to the relevant "reporting unit" which may differ from the specific entity acquired. Due to the integrated nature of the Company's operations, the entire Company was determined to be one single reporting unit. Under the provisions of SFAS No. 142, the Company was required for the first time to determine the impairment of goodwill by first comparing the fair value of the Company, with the fair value based on the market price of the Company's common stock, to the carrying value of its assets, including goodwill. As this analysis indicated an impairment of goodwill, the Company was required to measure the amount of impairment by comparing the "implied" fair value of the goodwill to its carrying amount.

        The analyses performed under SFAS No. 142 resulted in an implied fair value of the goodwill of zero. Therefore, a charge of $28,179,466 was recorded during the quarter December 31, 2001 reflecting the cumulative effect of change in accounting principle resulting from the adoption of SFAS No. 142 and the related write down of goodwill.

        Had the Company accounted for its goodwill under the provisions of SFAS No. 142 at the beginning of the three month period ended December 31, 2000, the Company's net loss applicable to common stock and net loss per share would have been as follows for the three months ended December 31, 2000:

Reported net loss applicable to common stock	$(12,967,093)
Add back goodwill amortization	562,994

Adjusted net loss applicable to common stock	$(12,404,099)

Basic and diluted net loss per share of common stock:
Reported net loss per share of common stock	$(0.56)
Goodwill amortization	0.02

Adjusted basic and diluted net loss per share of common stock	$(0.54)

6. RECLASSIFICATIONS

        Certain amounts in the prior years' financial statements have been reclassified to conform with current year classifications.

7. COMMITMENTS AND CONTINGENCIES

        In December 2000, plaintiff Blake Martin, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United States District Court for the Southern District of California against the Company and certain officers, alleging violations of federal securities laws related to declines in the Company's stock price. In September 2001, this complaint, and similar complaints based on the same facts and circumstances, were consolidated into a single action. The complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. In October 2001, certain former shareholders of Cytovia filed a complaint in California Superior Court in San Diego, against the Company and two of its officers based on similar facts and circumstances, alleging fraud and negligent misrepresentation in connection with the Company's acquisition of Cytovia. The Company believes that the claims set forth in each of these complaints are without merit, and it intends to engage in a rigorous defense of such claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. Such forward-looking statements include statements regarding plans for the development and commercialization of the Company's drug candidates and future cash requirements. Such statements are only predictions and the Company's actual results could differ materially from those anticipated or projected in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" following in this Report. As a result, you are cautioned not to rely on these forward-looking statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

        Collaboration and Research Revenue—For the quarter ended December 31, 2001, collaboration and research revenue totaled $447,000, a decrease of $382,000, from the same period in the prior year. The decrease was primarily related to research revenues associated with the licensing of the Company's MX2105 series of caspase-inducer anti-cancer compounds, a transaction that occurred shortly before the start of the prior fiscal year.

        Research and Development Expenses—Research and development expenses for the quarter ended December 31, 2001 totaled $7,457,000, a decrease of $3,426,000 or 31%, from the same period in the prior year. The decrease was primarily due to the completion of two large Ceplene™ clinical trials, and the advancement of several other clinical trials to the follow-up stage where ongoing costs were less than in the prior period. The lower clinical trial costs were partially offset by an increase in research expenses associated with the apoptosis modulator technology platform.

        Marketing and Business Development Expenses—Marketing and business development expenses for the quarter ended December 31, 2001 were $720,000, a decrease of $2,875,000, or 80%, from the same period in the prior year. This decrease is due to a decrease in marketing and sales management personnel and other premarketing activities that were incurred in preparation for the potential U.S. market launch of Ceplene. The market launch of Ceplene was originally anticipated for the first half of 2001. The potential launch was delayed to a future period after the FDA declined to approve the use of Ceplene for its most advanced development program, the treatment of patients with advanced metastatic melanoma that have liver metastases, until a second Phase 3 clinical trial is completed.

        General and Administrative Expenses—For the quarter ended December 31, 2001, general and administrative expenses were $1,663,000, a decrease of $75,000, or 4% which is consistent with the same period in the prior year.

        Amortization of Goodwill and Other Acquisition-Related Intangible Assets—There is no amortization of goodwill and other acquisition related intangible assets for the quarter ended December 31, 2001, compared to the $563,000 incurred in the same period in the prior year. This decrease was due to the adoption effective October 1, 2001 of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets", which ceases the amortization of goodwill and identified intangible assets with indefinite lives.

        Investment Income—Investment income was $1,605,000 for the quarter ended December 31, 2001, a decrease of $1,446,000, or 47%, from the same period in the prior year which is a result of the decrease in investment balances and the rate of earnings.

        Cumulative Effect of Change in Accounting Principle—The non-cash $28,179,000 charge recorded during the quarter ended December 31, 2001 reflects the write down of the carrying value of goodwill associated with the Cytovia acquisition recorded as a result of the adoption effective October 1, 2001 of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets".

        Net Loss Applicable to Common Stock—Net loss applicable to common stock for the quarter ended December 31, 2001 totaled $36,004,000, an increase of $23,037,000 or 178%, from the same period in the prior year. The increase was primarily due to the cumulative effect of the change in accounting principle, partially offset by the decrease in operating expenses, as described above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company, as a development stage enterprise, anticipates incurring substantial additional losses at least in the near future as it continues to expend substantial amounts on its ongoing and planned clinical trials and its expanded efforts related to its other research and development efforts, including the apoptosis modulator program acquired as part of the Cytovia purchase. The Company has financed its operations primarily through the sale of its equity securities, including an initial public offering in 1996, an international follow-on public offering in 1997, private offerings of preferred stock in July and November 1999, and a follow-on public offering in February 2000 that provided total net proceeds of approximately $294 million.

        As of December 31, 2001, the Company had cash, cash equivalents and investments totaling approximately $137.8 million. For the three months ended December 31, 2001, net cash used in the Company's operating activities was approximately $8.1 million, as compared to $13.2 million in the same period in the prior year. The Company's cash requirements may fluctuate in future periods as it conducts additional research and development activities including clinical trials, other research and development activities, and efforts associated with the commercial launch of any products that are approved for sale by government regulatory bodies. Among the activities that may result in an increase in cash requirements are the scope and timing of the Phase 3 and Phase 2 Ceplene cancer and hepatitis C clinical trials currently underway, and earlier-stage clinical trials and other research related to the apoptosis modulator and MaxDerm™ technologies. Other factors that may impact the Company's cash requirements include the results of clinical trials, the scope of other research and development activities, the time required to obtain regulatory approvals, costs associated with defending certain lawsuits currently pending against the Company, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, the ability to establish marketing alliances and collaborative arrangements and the cost of internal marketing activities. As a result of these factors, it is difficult to predict accurately the timing and amount of future cash requirements.

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

IMPACT OF INFLATION

        The impact of inflation on the operations of the Company for the three months ended December 31, 2001 and 2000 was not material.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of SFAS No. 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

RISK FACTORS

        You should carefully consider the following risk factors and the other information included herein as well as the information included in our Annual Report on Form 10-K for the year ended September 30, 2001, and other reports and filing made with the Securities and Exchange Commission before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

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

        Ceplene and our other drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. Even if we believe that preclinical and clinical data are sufficient to support regulatory approval for a drug candidate, the FDA and foreign regulatory authorities may not ultimately approve the candidate for commercial sale in any jurisdiction. The FDA may refuse to approve an application for approval of a drug candidate if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy. For example, in 2000, we submitted an NDA to the FDA seeking approval to market Ceplene based on the data from our first Phase 3 clinical study in advanced metastatic melanoma. In January 2001, the FDA determined that this single study was not adequate to support approval.

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

        In December 2000, plaintiff Blake Martin, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United States District Court for the Southern District of California against the Company and two of its officers, alleging violations of federal securities laws related to declines in the Company's stock price. Thereafter, approximately thirteen similar complaints were filed in the same court (collectively "Southern District Complaints"). In October 2001, a state court action was filed in the Superior Court in San Diego County, California, alleging fraud and misrepresentation in connection with the Company's acquisition of Cytovia. The Southern District Complaints have been consolidated into a single action. All complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets relating to the Company's drug candidate, Ceplene.

        In November 2001, the Company filed a petition to compel arbitration of the state court action, and such motion was granted in January 2002. In December 2001, the Company filed a motion to dismiss the Southern District Complaints, which will be heard in February 2002. No assurances can be made that the Company will be successful in its defense of these claims. If it is not successful in its defense of such claims, the Company could be forced to make significant payments to its stockholders and their lawyers, and such payments could have a material adverse effect on the Company's business, financial condition and results of operations if not covered by the Company's insurance carrier. Even if the Company's defense against such claims is successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect the Company's business.

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

        We may rely on collaborative partners to market and sell Ceplene in international markets, and such arrangements may be sought to market certain other drug candidates in all markets. We have not yet entered into any collaborative arrangement with respect to marketing or selling Ceplene with the exception of agreements relating to Australia, New Zealand and Israel, and have not entered into any agreements regarding the marketing or selling of our other drug candidates with the exception of a license agreement relating to our MX2105 series of anti-cancer compounds. We cannot guarantee that we will be able to enter into any such arrangements on terms favorable to us, or at all. If we are able to enter into marketing and selling arrangements with collaborative partners, we cannot assure you that such marketing collaborators will apply adequate resources and skills to their responsibilities, or that their marketing efforts will be successful.

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

        We are a development-stage enterprise. We have experienced net losses every year since our inception and, as of December 31, 2001, had an accumulated deficit of approximately $233 million. We anticipate incurring substantial additional losses over at least the next several years related to developing and testing our drug candidates and preparing for commercialization and planned market launches of our products. If we do not become profitable, our stock price will be negatively affected, and we may ultimately be forced to discontinue our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk is principally confined to its cash equivalents and investments that have maturities of less than three years. The Company maintains a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in its investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. The Company currently does not hedge interest rate exposure. A hypothetical 10 percent change in interest rates during the quarter ended December 31, 2001 would have resulted in approximately a $158,000 change in net loss. The Company has not used derivative financial instruments in its investment portfolio. There have been no significant changes in the types or maturities of investments held from September 30, 2001.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        In December 2000, plaintiff Blake Martin, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United States District Court for the Southern District of California against the Company and two of its officers, alleging violations of federal securities laws related to declines in the Company's stock price. Thereafter, approximately thirteen similar complaints were filed in the same court (collectively "Southern District Complaints"). In October 2001, a state court action was filed in the Superior Court in San Diego County, California, alleging fraud and misrepresentation in connection with the Company's acquisition of Cytovia. The Southern District Complaints have been consolidated into a single action. All complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets relating to the Company's drug candidate, Ceplene.

        In November 2001, the Company filed a petition to compel arbitration of the state court action, and such motion was granted in January 2002. In December 2001, the Company filed a motion to dismiss the Southern District Complaints, which will be heard in February 2002. No assurances can be made that the Company will be successful in its defense of these claims. If it is not successful in its defense of such claims, the Company could be forced to make significant payments to its stockholders and their lawyers, and such payments could have a material adverse effect on the Company's business, financial condition and results of operations if not covered by the Company's insurance carrier. Even if the Company's defense against such claims is successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect the Company's business.

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits

Exhibit Number	Description of Exhibit
10.1	Employment Agreement dated November 16, 2001 between the Registrant and Kurt R. Gehlsen.*
10.2	Employment Agreement dated November 16, 2001 between the Registrant and Dale A. Sander.*
10.3	Employment Agreement dated November 16, 2001 between the Registrant and Larry G. Stambaugh.*
10.4	Employment Agreement dated November 16, 2001 between the Registrant and Geoffrey B. Altman.*
10.5	Amendment dated December 8, 2001 to the Secured Revolving Promissory Note between the Registrant and Larry G. Stambaugh.*
10.6	Employment Agreement dated January 2, 2002 between the Registrant and Philippe G. Prokocimer.*

  •
  Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601 of Regulation S-K.

b)
Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 2001.

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

Date:  February 12, 2002

QuickLinks

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Company)
INDEX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)
PART II—OTHER INFORMATION