Form 10-Q
period 2002-03-31
MAXIM PHARMACEUTICALS INC
filed 2002-05-06
CIK 1013351

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14430

MAXIM PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	87-0279983 (IRS Employer Identification No.)
8899 University Center Lane, Suite 400, San Diego, CA (Address of principal executive offices)	92122 (zip code)

(858) 453-4040
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 2, 2002, the registrant had 23,278,877 shares of Common Stock, $.001 par value, outstanding.

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

INDEX

		Page
Part I—Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited)—March 31, 2002 and September 30, 2001	1
	Condensed Consolidated Statements of Operations (unaudited)—Three Months and Six Months Ended March 31, 2002 and 2001 and from Inception (October 23, 1989) through March 31, 2002	2
	Condensed Consolidated Statements of Cash Flows (unaudited)—Six Months Ended March 31, 2002 and 2001 and from Inception (October 23, 1989) through March 31, 2002	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Part II—Other Information
Item 1.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 6.	Exhibits and Reports on Form 8-K	19
SIGNATURE		20

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	As of March 31 2002	As of September 30 2001
ASSETS
Current Assets:
Cash and cash equivalents	$22,086,580	$20,438,726
Short-term investments in marketable securities, available for sale	102,542,068	122,121,280
Accrued interest and other current assets	3,240,753	4,602,335

Total current assets	127,869,401	147,162,341
Restricted cash and cash equivalents	4,000,000	4,000,000
Property and equipment, net	5,574,016	6,071,664
Patents and licenses, net	2,417,892	1,957,502
Note receivable from officer	3,080,500	3,011,709
Goodwill and intangible assets, net	—	28,179,466
Deposits and other assets	170,985	373,656

Total assets	$143,112,794	$190,756,338

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,596,143	$2,726,643
Accrued expenses	3,807,598	3,781,078
Notes payable	31,019	214,008
Current installments of obligations under capital leases	326,945	389,127
Current portion of long-term debt	663,000	395,464
Deferred revenue	518,750	843,750

Total current liabilities	6,943,455	8,350,070
Long-term debt	1,547,000	1,450,036
Obligations under capital leases, excluding current installments	156,290	309,631
Commitments and contingencies
Stockholders' Equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding at March 31, 2002 and September 30, 2001	—	—
Common stock, $.001 par value, 40,000,000 shares authorized; 23,278,362 and 23,252,457 shares issued and outstanding at March 31, 2002 and September 30, 2001, respectively	23,279	23,253
Additional paid-in capital	376,562,648	376,410,576
Deficit accumulated during the development stage	(241,792,326)	(196,725,305)
Accumulated other comprehensive income	(327,552)	938,077

Total stockholders' equity	134,466,049	180,646,601

Total liabilities and stockholders' equity	$143,112,794	$190,756,338

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	Three Months Ended March 31		Six Months Ended March 31		From Inception (October 23, 1989) Through March 31, 2002
	2002	2001	2002	2001
Collaboration and research revenue	$594,359	$871,499	$1,041,535	$1,700,928	$9,877,323
Operating expenses:
Research and development	8,412,611	8,417,102	15,869,853	19,300,500	157,038,157
Marketing and business development	662,029	2,244,763	1,382,430	5,840,551	18,515,840
General and administrative	1,815,623	2,082,894	3,479,020	3,821,119	29,782,043
Amortization of goodwill and other acquisition-related intangible assets	—	553,496	—	1,116,490	2,955,435
Purchased in-process technology	—	—	—	—	42,300,000

Total operating expenses	10,890,263	13,298,255	20,731,303	30,078,660	250,591,475

Loss from operations	(10,295,904)	(12,426,756)	(19,689,768)	(28,377,732)	(240,714,152)

Other income (expense):
Investment income	1,278,217	2,668,629	2,882,941	5,719,130	25,247,929
Gain on sale of assets	—	—	—	—	4,434,976
Interest expense	(39,349)	(6,739)	(90,934)	(67,838)	(2,576,084)
Other income (expense)	(5,600)	6,804	10,206	1,285	(5,529)

Total other income	1,233,268	2,668,694	2,802,213	5,652,577	27,101,292

Loss before cumulative effect of accounting change and preferred stock dividends	(9,062,636)	(9,758,062)	(16,887,555)	(22,725,155)	(213,612,860)
Cumulative effect of accounting change	—	—	(28,179,466)	—	(28,179,466)

Net loss before preferred stock dividends	(9,062,636)	(9,758,062)	(45,067,021)	(22,725,155)	(241,792,326)
Dividends on preferred stock	—	—	—	—	5,495,683

Net loss applicable to common stock	$(9,062,636)	$(9,758,062)	$(45,067,021)	$(22,725,155)	$(247,288,009)

Basic and diluted net loss per share of common stock
Before cumulative effect of accounting change	$(0.39)	$(0.42)	$(0.73)	$(0.98)
Cumulative effect of accounting change	—	—	(1.21)	—

Basic and diluted net loss per share of common stock	(0.39)	(0.42)	(1.94)	(0.98)

Weighted average shares outstanding	23,266,001	23,219,833	23,259,663	23,200,189

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	Six Months Ended March 31
			From Inception (October 23, 1989) Through March 31, 2002
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(45,067,021)	$(22,725,155)	(241,792,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,133,683	2,016,668	9,084,755
Stock contributions to 401(k) plan	101,580	96,655	496,598
Cumulative effect of accounting change	28,179,466	—	28,179,466
Stock-based compensation	—	19,816	1,272,687
Loss on disposal of property and equipment	3,181	—	286,584
Loss on write-off of patents	—	—	444,241
Amortization of premium on investments	—	—	535,285
Other	—	—	(283,658)
Purchased in-process technology	—	—	44,946,166
Cumulative effect of reorganization	—	—	1,152,667
Gain on sale of subsidiary	—	—	(2,288,474)
Gain on sale of assets	—	—	(2,146,502)
Changes in operating assets and liabilities:
Accrued interest and other current assets	1,361,582	(187,428)	(2,000,470)
Deposits and other assets	202,671	(8,385)	(667,075)
Accounts payable	(1,130,500)	(2,896,651)	504,899
Accrued expenses	26,520	272,171	2,509,811
Deferred revenue	(325,000)	(812,502)	518,750

Net cash used in operating activities	(15,513,838)	(24,224,811)	(159,246,596)
INVESTING ACTIVITIES:
Purchases of marketable securities	(44,086,417)	(41,285,695)	(366,080,015)
Sales and maturities of marketable securities	62,400,000	40,638,000	263,712,951
Purchases of property and equipment	(596,035)	(1,674,097)	(9,055,742)
Additions to patents and licenses	(549,321)	(339,627)	(4,943,469)
Net proceeds from sale of assets	45,750	—	3,497,305
Cash acquired in acquisition of business	—	—	1,121,297

Net cash provided by (used in) investing activities	17,213,977	(2,661,419)	(111,747,673)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of stock options and warrants	50,518	511,418	253,282,894
Net proceeds from issuance of preferred stock	—	—	41,298,008
Payment of preferred stock dividends	—	—	(302,361)
Proceeds from issuance of notes payable and long-term debt	475,000	—	8,752,578
Payments on notes payable, long-term debt, and capital lease obligations	(509,012)	(354,044)	(6,522,116)
Restricted cash	—	—	(4,000,000)
Proceeds from issuance of notes payable to related parties	—	—	4,982,169
Payments on notes payable to related parties	—	—	(1,329,885)
Loan to officer	(68,791)	(2,927,460)	(3,080,500)

Net cash (used in) provided by financing activities	(52,285)	(2,770,086)	293,080,787
Effect of exchange rate changes on cash	—	61	62

Net increase (decrease) in cash and cash equivalents	1,647,854	(29,656,255)	22,086,580
Cash and cash equivalents at beginning of period	20,438,726	72,627,089	—

Cash and cash equivalents at end of period	$22,086,580	$42,970,834	$22,086,580

Noncash investing activities:
Increase (decrease) in fair value of securities available for sale	$(1,265,629)	$841,652

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

        The information at March 31, 2002 and for the three and six months ended March 31, 2002 and 2001 is unaudited. In the opinion of the Company, these condensed consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2002 and September 30, 2001, and the condensed consolidated results of operations for the three months and six months ended March 31, 2002 and 2001 and from inception (October 23, 1989) through March 31, 2002. The condensed consolidated results of operations for the three months and six months ended March 31, 2002 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended September 30, 2001.

2. TOTAL OTHER COMPREHENSIVE LOSS

        Total other comprehensive losses for the three months ended March 31, 2002 and 2001 were $9,913,471 and $9,321,940, respectively. Total other comprehensive losses for the six months ended March 31, 2002 and 2001 were $46,332,650 and $21,883,442, respectively. The difference between total other comprehensive losses and net losses attributable to common stock was composed of unrealized gains and losses on available-for-sale securities and foreign translation gains and losses.

3. NET LOSS PER SHARE

        Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic net loss per share of common stock is computed by dividing the net loss after deduction of dividends on preferred stock by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by including the additional common shares issuable upon exercise of outstanding options and warrants in the basic weighted average share calculation unless the effect of their inclusion is antidilutive. For the quarters ended March 31, 2002 and 2001, outstanding options and warrants totaled 3,223,122 and 3,140,821, respectively. As these securities were antidilutive, diluted loss per share equaled the basic loss per share calculation in each respective period.

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

        The analyses performed under SFAS No. 142 resulted in an implied fair value of the goodwill of zero. Therefore, a charge of $28,179,466 was recorded during the quarter ended December 31, 2001 reflecting the cumulative effect of change in accounting principle resulting from the adoption of SFAS No. 142 and the related write down of goodwill.

        Had the Company accounted for its goodwill under the provisions of SFAS No. 142 beginning October 1, 2000, the Company's net loss applicable to common stock and net loss per share would have been as follows for the three and six months ended March 31, 2001:

	Three Months Ended March 31, 2001	Six Months Ended March 31, 2001
Reported net loss applicable to common stock	$(9,758,062)	$(22,725,155)
Add back goodwill amortization	553,496	1,116,490

Adjusted net loss applicable to common stock	$(9,204,566)	$(21,608,665)

Basic and diluted net loss per share of common stock:
Reported net loss per share of common stock	$(0.42)	$(0.98)
Goodwill amortization	0.02	0.05

Adjusted basic and diluted net loss per share of common stock	$(0.40)	$(0.93)

5. RECLASSIFICATIONS

        Certain amounts in the prior years' financial statements have been reclassified to conform with current year classifications.

6. CONTINGENCIES

        In December 2000, plaintiff Blake Martin, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United States District Court for the Southern District of California against the Company and certain officers, alleging violations of federal securities laws related to declines in the Company's stock price. In September 2001, this complaint, and similar complaints based on the same facts and circumstances, were consolidated into a single action. The complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. On April 22, 2002, the complaint filed in the United States District Court for the Southern District of California was dismissed by the court, but the plaintiff was given 30 days to file an amended complaint.

        In October 2001, certain former shareholders of Cytovia filed a complaint in California Superior Court in San Diego, against the Company and two of its officers based on similar facts and circumstances, alleging fraud and negligent misrepresentation in connection with the Company's acquisition of Cytovia. The Superior Court subsequently issued an order compelling this litigation to an arbitration forum. The Company believes that the claims set forth in each of these complaints are without merit, and it intends to engage in a rigorous defense of such claims.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001

        Collaboration and Research Revenue—For the quarter ended March 31, 2002, collaboration and research revenue totaled $594,000, a decrease of $277,000, or 32%, from the same period in the prior year. Collaboration and research revenue for the six-month period ended March 31, 2002 totaled $1,042,000 compared to $1,701,000 for the six months ended March 31, 2001. These decreases were primarily related to a decrease in research revenues associated with the licensing of the Company's MX2105 series of caspase-inducer anti-cancer compounds, a transaction that occurred shortly before the start of the prior fiscal year.

        Research and Development Expenses—Research and development expenses for the quarter ended March 31, 2002 totaled $8,413,000, consistent with the $8,417,000 incurred for the same period in the prior year. For the six months ended March 31, 2002, research and development expenses were $15,870,000, a decrease of $3,431,000 or 18%, over the same period of the prior year. The decrease was primarily due to the completion of two large Ceplene™ clinical trials, and the advancement of several other clinical trials to the follow-up stage where ongoing costs were less than in the prior period. The lower clinical trial costs were partially offset by an increase in research expenses associated with the apoptosis modulator technology platform.

        Marketing and Business Development Expenses—Marketing and business development expenses for the quarter ended March 31, 2002 were $662,000, a decrease of $1,583,000, or 71%, over the same period of the prior year. For the six months ended March 31, 2002, marketing and business development expenses were $1,382,000, a decrease of $4,458,000 or 76% over the same period in the prior year. These decreases are due to a decrease in marketing and sales management personnel and other premarketing activities that were incurred in preparation for the potential U.S. market launch of Ceplene. The market launch of Ceplene was originally anticipated for the first half of 2001; therefore, increased marketing preparation costs were incurred during the prior year periods. The potential launch was delayed to a future period after the FDA declined to approve the use of Ceplene for its most advanced development program, the treatment of patients with advanced metastatic melanoma that have liver metastases, until a second Phase 3 clinical trial is completed.

        General and Administrative Expenses—For the quarter ended March 31, 2002, general and administrative expenses were $1,816,000, a decrease of $267,000, or 13%, over the same period in the prior year. For the six months ended March 31, 2002, general and administrative expenses were $3,479,000, a decrease of $342,000 or 9% over the same period in the prior year. These decreases were due primarily to a general decrease in corporate expenditures related to the delay of potential marketing approval.

        Amortization of Goodwill and Other Acquisition-Related Intangible Assets—There was no amortization of goodwill and other acquisition related intangible assets for the three and six months ended March 31, 2002, compared to the $553,000 and $1,116,000, incurred in the same periods in the prior year. These decreases were due to the adoption, effective October 1, 2001, of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets", which ceased the amortization of goodwill and identified intangible assets with indefinite lives.

        Other Income—Investment income was $1,278,000 for the quarter ended March 31, 2002, a decrease of $1,390,000, or 52%, from the same period in the prior year. For the six months ended March 31, 2002, investment income totaled $2,883,000, a decrease of $2,836,000 or 50% over the same period in the prior year. These decreases were a result of the decrease in investment balances and the rate of earnings.

        Cumulative Effect of Change in Accounting Principle—The non-cash $28,179,000 charge recorded during the six months ended March 31, 2002 reflects the write down of the carrying value of goodwill associated with the Cytovia acquisition recorded as a result of the adoption, effective October 1, 2001, of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets".

        Net Loss Applicable to Common Stock—Net loss applicable to common stock for the quarter ended March 31, 2002 totaled $9,063,000, a decrease of $695,000 or 7%, from the same period in the prior year. This decrease was primarily due to the decrease in operating expenses, partially offset by the decrease in investment income, as described above. Net loss applicable to common stock for the six months ended March 31, 2002 totaled $45,067,000, an increase of $22,342,000 or 98%, from the same period in the prior year. The increase was primarily due to the cumulative effect of the change in accounting principle and the decrease in investment income, partially offset by the decrease in operating expenses, as described above.

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

        Until required for operations, the Company's policy under established guidelines is to keep its cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, United States government instruments and other readily marketable debt instruments, all of which are investment-grade quality.

        As of March 31, 2002, the Company had cash, cash equivalents and investments totaling approximately $128.6 million. For the six months ended March 31, 2002, net cash used in the Company's operating activities was approximately $15.5 million, as compared to $24.2 million during the same period in the prior year, primarily due to lower research and development and marketing and business development expenditures. The Company's cash requirements may fluctuate in future periods as it conducts additional research and development activities including clinical trials, other research and development activities, and efforts associated with the commercial launch of any products that are approved for sale by government regulatory bodies. Among the activities that may result in an increase in cash requirements are the scope and timing of the Phase 3 and Phase 2 Ceplene cancer and hepatitis C clinical trials currently underway, and earlier-stage clinical trials and other research related to liver disease and the apoptosis modulator and MaxDerm™ technologies. Other factors that may impact the Company's cash requirements include the results of clinical trials, the scope of other research and development activities, the time required to obtain regulatory approvals, costs associated with defending certain lawsuits currently pending against the Company, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, the ability to establish marketing alliances and collaborative arrangements and the cost of internal marketing activities. As a result of these factors, it is difficult to predict accurately the timing and amount of future cash requirements.

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

IMPACT OF INFLATION

        The impact of inflation on the operations of the Company for the three months and six months ended March 31, 2002 and 2001 was not material.

CRITICAL ACCOUNTING POLICIES

  Use of Estimates

        Clinical trial expenses.    We account for our clinical trial costs by estimating the total cost to treat a patient in each clinical trial and amortizing this total cost for the patient over the estimated treatment period, beginning when the patient enrolls in the clinical trial. This estimated cost includes payments to the trial site and patient-related costs, including lab costs, related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial and the length of treatment period for each patient. Treatment periods vary from one month to eighteen months, depending on the clinical trial. As actual costs become known to us, we may need to make a material change in our estimated accrual, which could also materially affect our results of operations.

  Revenue Recognition

        We earn revenue from performing services under research agreements and from non-refundable license fees from the sale of license rights to our proprietary technologies. Revenue from these fees is recorded over the term of the arrangement. Amounts received but unearned are recorded as deferred revenue.

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

        Ceplene and our other drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. Even if we believe that preclinical and clinical data are sufficient to support regulatory approval for a drug candidate, the FDA and foreign regulatory authorities may not ultimately approve the candidate for commercial sale in any jurisdiction. The FDA may refuse to approve an application for approval of a drug candidate if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy. For example, in 2000, we submitted an NDA to the FDA seeking approval to market Ceplene based on the data from our first Phase 3 clinical study in advanced metastatic melanoma. In January 2001, the FDA determined that a second study will be required to support approval.

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

        In December 2000, plaintiff Blake Martin, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United States District Court for the Southern District of California against the Company and certain of its officers, alleging violations of federal securities laws related to declines in the Company's stock price. Thereafter, approximately thirteen similar complaints were filed in the same court (collectively "Southern District Complaints"). The Southern District Complaints have been consolidated into a single action. All complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets relating to the Company's drug candidate, Ceplene. In December 2001, the Company filed a motion to dismiss the Southern District Complaints, which was heard in February 2002. On April 22, 2002, the court granted the Company's motion to dismiss but gave the plaintiff 30 days to file an amended complaint.

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

        We are a development-stage enterprise. We have experienced net losses every year since our inception and, as of March 31, 2002, had an accumulated deficit of approximately $242 million. We anticipate incurring substantial additional losses over at least the next several years related to developing and testing our drug candidates and preparing for commercialization and planned market launches of our products. If we do not become profitable, our stock price will be negatively affected, and we may ultimately be forced to discontinue our operations.

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

        The pharmaceutical industry has experienced extensive litigation regarding patent and other intellectual property rights. Although, to date, we are not aware of any intellectual property claims against us, in the future we could be forced to incur substantial costs in defending ourselves in lawsuits that are brought against us claiming that we have infringed on the patent rights of others or in asserting our patent rights in lawsuits against other parties. We may also be required to participate in interference proceedings declared by the U.S. Patent and Trademark Office for the purpose of determining the priority of inventions in connection with our patent applications or other parties' patent applications. Adverse determinations in litigation or interference proceedings could require us to seek licenses that may not be available on commercially reasonable terms or subject us to significant liabilities to third parties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk is principally confined to its cash equivalents and investments that have maturities of less than three years. The Company maintains a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in its investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. The Company currently does not hedge interest rate exposure. A hypothetical 10 percent change in interest rates during the quarter ended March 31, 2002 would have resulted in approximately a $130,000 change in net loss. The Company has not used derivative financial instruments in its investment portfolio. There have been no significant changes in the types or maturities of investments held from September 30, 2001.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        In December 2000, plaintiff Blake Martin, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United States District Court for the Southern District of California against the Company and certain of its officers, alleging violations of federal securities laws related to declines in the Company's stock price. Thereafter, approximately thirteen similar complaints were filed in the same court (collectively "Southern District Complaints"). The Southern District Complaints have been consolidated into a single action. All complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets relating to the Company's drug candidate, Ceplene. In December 2001, the Company filed a motion to dismiss the Southern District Complaints, which was heard in February 2002. On April 22, 2002, the court granted the Company's motion to dismiss but gave the plaintiff 30 days to file an amended complaint.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)
The Company's annual meeting of stockholders was held on March 1, 2002 (the "Annual Meeting").

(b)
At the Annual Meeting, the stockholders considered and approved the following proposals:

(i)
Election of Director. The stockholders voted to elect Gary E. Frashier as a Director with 19,118,841 votes cast for the nominee. A total of 1,205,438 of the shares abstained.

(ii)
Approval of the amendment to the 2001 Incentive Stock Option Plan. The stockholders approved the amendment to the 2001 Incentive Stock Option Plan. This proposal received 18,767,542 votes in favor, 1,542,482 votes against and 14,255 abstentions.

(iii)
Ratification of Appointment of KPMG LLP. The stockholders ratified the selection of KPMG LLP as the independent public auditors of the Company for the fiscal year with 20,258,122 votes cast for ratification, 45,082 votes against ratification and 21,075 abstentions.

Item 6. Exhibits and Reports on Form 8-K

a)
Exhibits

    None.

b)
Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 2002.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIM PHARMACEUTICALS, INC.
Date: May 6, 2002	By:	/s/ DALE A. SANDER Dale A. Sander Chief Financial Officer (Principal Financial and Accounting Officer and Officer duly authorized to sign this report on behalf of the registrant)

QuickLinks

INDEX
  CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)