Form 10-Q
period 2002-06-30
MAXIM PHARMACEUTICALS INC
filed 2002-08-13
CIK 1013351

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of August 2, 2002, the registrant had 23,292,393 shares of Common Stock, $.001 par value, outstanding.

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

INDEX

		Page
Part I—Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited)—June 30, 2002 and September 30, 2001	1
	Condensed Consolidated Statements of Operations (unaudited)—Three Months and Nine Months Ended June 30, 2002 and 2001 and from Inception (October 23, 1989) through June 30, 2002	2
	Condensed Consolidated Statements of Cash Flows (unaudited)—Nine Months Ended June 30, 2002 and 2001 and from Inception (October 23, 1989) through June 30, 2002	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Part II—Other Information
Item 1.	Legal Proceedings	20
Item 6.	Exhibits and Reports on Form 8-K	21
SIGNATURE		22

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	As of June 30 2002	As of September 30 2001
ASSETS
Current Assets:
Cash and cash equivalents	$17,447,294	$20,438,726
Short-term investments in marketable securities, available for sale	98,419,476	122,121,280
Accrued interest and other current assets	3,033,307	4,602,335

Total current assets	118,900,077	147,162,341
Restricted cash and cash equivalents	4,000,000	4,000,000
Property and equipment, net	5,399,112	6,071,664
Patents and licenses, net	2,776,648	1,957,502
Note receivable from officer	3,108,922	3,011,709
Goodwill and intangible assets, net	—	28,179,466
Deposits and other assets	167,355	373,656

Total assets	$134,352,114	$190,756,338

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$739,246	$2,726,643
Accrued expenses	3,649,194	3,781,078
Notes payable	—	214,008
Current installments of obligations under capital leases	305,913	389,127
Current portion of long-term debt	663,000	395,464
Deferred revenue	395,833	843,750

Total current liabilities	5,753,186	8,350,070
Long-term debt	1,381,250	1,450,036
Obligations under capital leases, excluding current installments	87,270	309,631
Commitments and contingencies
Stockholders' Equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding at June 30, 2002 and September 30, 2001	—	—
Common stock, $.001 par value, 40,000,000 shares authorized; 23,292,393 and 23,252,457 shares issued and outstanding at June 30, 2002 and September 30, 2001, respectively	23,293	23,253
Additional paid-in capital	376,616,892	376,410,576
Deficit accumulated during the development stage	(249,948,533)	(196,725,305)
Accumulated other comprehensive income	438,756	938,077

Total stockholders' equity	127,130,408	180,646,601

Total liabilities and stockholders' equity	$134,352,114	$190,756,338

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Maxim Pharmaceuticals, Inc.and Subsidiaries (A Development Stage Company)

	Three Months Ended June 30		Nine Months Ended June 30		From Inception (October 23, 1989) Through June 30, 2002
	2002	2001	2002	2001
Collaboration and research revenue	$776,296	$826,715	$1,817,831	$2,527,643	$10,653,619
Operating expenses:
Research and development	7,631,218	6,129,592	23,501,071	25,430,092	164,669,375
Marketing and business development	885,792	1,357,574	2,268,222	7,198,125	19,401,632
General and administrative	1,501,805	1,383,058	4,980,825	5,204,177	31,283,848
Amortization of goodwill and other acquisition-related intangible assets	—	550,929	—	1,667,419	2,955,435
Purchased in-process technology	—	—	—	—	42,300,000

Total operating expenses	10,018,815	9,421,153	30,750,118	39,499,813	260,610,290

Loss from operations	(9,242,519)	(8,594,438)	(28,932,287)	(36,972,170)	(249,956,671)

Other income (expense):
Investment income	1,131,731	2,195,013	4,014,672	7,914,143	26,379,660
Gain on sale of assets	—	—	—	—	4,434,976
Interest expense	(44,898)	(27,631)	(135,832)	(95,469)	(2,620,982)
Other income (expense)	(521)	(2,182)	9,685	(897)	(6,050)

Total other income	1,086,312	2,165,200	3,888,525	7,817,777	28,187,604

Loss before cumulative effect of accounting change and preferred stock dividends	(8,156,207)	(6,429,238)	(25,043,762)	(29,154,393)	(221,769,067)
Cumulative effect of accounting change	—	—	(28,179,466)	—	(28,179,466)

Net loss before preferred stock dividends	(8,156,207)	(6,429,238)	(53,223,228)	(29,154,393)	(249,948,533)
Dividends on preferred stock	—	—	—	—	5,495,683

Net loss applicable to common stock	$(8,156,207)	$(6,429,238)	$(53,223,228)	$(29,154,393)	$(255,444,216)

Basic and diluted net loss per share of common stock
Before cumulative effect of accounting change	$(0.35)	$(0.28)	$(1.08)	$(1.26)
Cumulative effect of accounting change	—	—	(1.21)	—

Basic and diluted net loss per share of common stock	$(0.35)	$(0.28)	$(2.29)	$(1.26)

Weighted average shares outstanding	23,280,137	23,235,198	23,266,487	23,211,857

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	Nine Months Ended June 30		From Inception (October 23, 1989) Through June 30, 2002
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(53,223,228)	$(29,154,393)	$(249,948,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,699,405	3,078,725	9,650,477
Stock contributions to 401(k) plan	153,117	145,697	548,135
Cumulative effect of accounting change	28,179,466	—	28,179,466
Stock-based compensation	—	60,262	1,272,687
Loss (gain) on disposal of property and equipment	(2,212)	3,545	281,191
Loss on write-off of patents	—	—	444,241
Amortization of premium on investments	—	—	535,285
Other	—	—	(283,658)
Purchased in-process technology	—	—	44,946,166
Cumulative effect of reorganization	—	—	1,152,667
Gain on sale of subsidiary	—	—	(2,288,474)
Gain on sale of assets	—	(3,958)	(2,146,502)
Changes in operating assets and liabilities:
Accrued interest and other current assets	1,569,028	1,491,201	(1,793,024)
Deposits and other assets	206,301	18,893	(663,445)
Accounts payable	(1,987,397)	(4,575,968)	(351,998)
Accrued expenses	(131,884)	(422,436)	2,351,407
Deferred revenue	(447,917)	(1,218,753)	395,833

Net cash used in operating activities	(23,985,321)	(30,577,185)	(167,718,079)
INVESTING ACTIVITIES:
Purchases of marketable securities	(53,597,518)	(66,356,717)	(375,591,116)
Sales and maturities of marketable securities	76,800,000	72,193,000	278,112,951
Purchases of property and equipment	(944,780)	(3,407,971)	(9,404,487)
Additions to patents and licenses	(953,602)	(550,447)	(5,347,750)
Net proceeds from sale of assets	54,596	36,186	3,506,151
Cash acquired in acquisition of business	—	—	1,121,297

Net cash provided by (used in) investing activities	21,358,696	1,914,051	(107,602,954)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of stock options and warrants	53,239	511,743	253,285,615
Net proceeds from issuance of preferred stock	—	—	41,298,008
Payment of preferred stock dividends	—	—	(302,361)
Proceeds from issuance of notes payable and long-term debt	475,000	1,553,500	8,752,578
Restricted cash	—	—	(4,000,000)
Payments on notes payable, long-term debt, and capital lease obligations	(795,833)	(537,410)	(6,808,937)
Proceeds from issuance of notes payable to related parties	—	—	4,982,169
Payments on notes payable to related parties	—	—	(1,329,885)
Loan to officer	(97,213)	(2,975,496)	(3,108,922)

Net cash (used in) provided by financing activities	(364,807)	(1,447,663)	292,768,265
Effect of exchange rate changes on cash	—	61	62

Net increase (decrease) in cash and cash equivalents	(2,991,432)	(30,110,736)	17,447,294
Cash and cash equivalents at beginning of period	20,438,726	72,627,089	—

Cash and cash equivalents at end of period	$17,447,294	$42,516,353	$17,447,294

Noncash investing activities:
Increase (decrease) in fair value of securities available for sale	$(499,321)	$663,703

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

        The information at June 30, 2002 and for the three and nine months ended June 30, 2002 and 2001 is unaudited. In the opinion of the Company, these condensed consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the condensed consolidated financial position of the Company as of June 30, 2002 and September 30, 2001, and the condensed consolidated results of operations for the three months and nine months ended June 30, 2002 and 2001 and from inception (October 23, 1989) through June 30, 2002. The condensed consolidated results of operations for the three months and nine months ended June 30, 2002 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended September 30, 2001.

2.    TOTAL OTHER COMPREHENSIVE LOSS

        Total other comprehensive loss for the three months ended June 30, 2002 and 2001 was $7,389,899 and $6,607,188, respectively. Total other comprehensive loss for the nine months ended June 30, 2002 and 2001 was $53,722,549 and $28,490,630, respectively. The difference between total other comprehensive loss and net loss attributable to common stock was composed of unrealized gains and losses on available-for-sale securities and foreign translation gains and losses.

3.    NET LOSS PER SHARE

        Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic net loss per share of common stock is computed by dividing the net loss after deduction of dividends on preferred stock by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by including the additional common shares issuable upon exercise of outstanding options and warrants in the basic weighted average share calculation unless the effect of their inclusion is antidilutive. For the quarters ended June 30, 2002 and 2001, outstanding options and warrants totaled 3,179,988 and 3,190,060, respectively. As these securities were antidilutive, diluted loss per share equaled basic loss per share in each respective period.

4.    ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT—GOODWILL AND OTHER INTANGIBLE ASSETS

        On June 16, 2000, the Company acquired all of the outstanding capital stock of Cytovia, Inc. ("Cytovia"), a privately held biopharmaceutical research company. The transaction was accounted for using the purchase method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 16. The Company recorded goodwill and other intangible assets, consisting of assembled workforce, that combined had an unamortized book value of $28,179,466 at September 30, 2001. Through September 30, 2001, goodwill and assembled workforce were being amortized over 15 years and five years, respectively.

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

        As a result of the adoption of SFAS No. 142, the Company ceased amortizing goodwill on October 1, 2001, and performed the transitional impairment assessment of the goodwill related to the Cytovia acquisition for impairment as of October 1, 2001. Although the goodwill arose from purchase accounting applied to the acquisition of a specific entity, SFAS No. 142 requires that this test be applied to the relevant "reporting unit" which may differ from the specific entity acquired. Due to the integrated nature of the Company's operations, the entire Company was determined to be one single reporting unit. Under the provisions of SFAS No. 142, the Company was required for the first time to determine the impairment of goodwill by first comparing the fair value of the Company, with the fair value based on the market price of the Company's common stock, to the carrying value of its assets, including goodwill. As this analysis indicated an impairment of goodwill, the Company was required to measure the amount of impairment by comparing the "implied" fair value of the goodwill to its carrying amount.

        The analyses performed under SFAS No. 142 resulted in an implied fair value of the goodwill of zero. Therefore, a charge of $28,179,466 was recorded during the quarter ended December 31, 2001 reflecting the cumulative effect of change in accounting principle resulting from the adoption of SFAS No. 142 and the related write down of goodwill.

        Had the Company accounted for its goodwill under the provisions of SFAS No. 142 beginning October 1, 2000, the Company's net loss applicable to common stock and net loss per share would have been as follows for the three and nine months ended June 30, 2001:

	Three Months Ended June 30, 2001	Nine Months Ended June 30, 2001
Reported net loss applicable to common stock	$(6,429,238)	$(29,154,393)
Add back goodwill amortization	550,929	1,667,419

Adjusted net loss applicable to common stock	$(5,878,309)	$(27,486,974)

Basic and diluted net loss per share of common stock:
Reported net loss per share of common stock	$(0.28)	$(1.26)
Goodwill amortization	0.03	0.08

Adjusted basic and diluted net loss per share of common stock	$(0.25)	$(1.18)

5.    RECLASSIFICATIONS

        Certain amounts in the prior period financial statements have been reclassified to conform with current period classifications.

6.    CONTINGENCIES

        In December 2000, plaintiff Blake Martin, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United States District Court for the Southern District of California against the Company and certain officers, alleging violations of federal securities laws related to declines in the Company's stock price. In September 2001, this complaint, and similar complaints based on the same facts and circumstances, were consolidated into a single action. The complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets. On April 22, 2002, the complaint filed in the United States District Court for the Southern District of California was dismissed by the court, but the plaintiff was given 30 days to file an amended complaint. In May 2002, the plaintiff filed an amended complaint, and the Company filed a motion to dismiss the amended complaint in June 2002. A hearing on the Company's motion to dismiss the amended complaint is scheduled to take place on August 26, 2002.

        In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego, against the Company and two of its officers based on similar facts and circumstances, alleging fraud and negligent misrepresentation in connection with the Company's acquisition of Cytovia. The Superior Court subsequently issued an order compelling the first lawsuit to an arbitration forum and the second lawsuit has been stayed pending resolution of the arbitration proceeding.

        The Company believes that the claims set forth in each of these complaints are without merit, and it intends to engage in a rigorous defense of such claims.

7.    SUBSEQUENT EVENTS

        On July 29, 2002, the Company amended our credit agreement which increased our available line of credit to $3,800,000, providing the Company an additional $600,000 of borrowing capacity. The Company can access the line for equipment and other capital assets purchased between the date of the amendment through September 30, 2002. The agreement continues to contain customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified liquidity terms and minimum tangible net worth. In addition, the Company is required to maintain its principal depository and operating accounts with the bank. The Company can choose to maintain a minimum aggregate balance of $3,500,000 at the institution or pay to the bank a fee in the amount of $2,500 quarterly in arrears. Payments on the line of credit are to be paid in equal monthly installments commencing November 1, 2002 through April 1, 2006 at an interest rate of prime plus ..75%.

        On July 23, 2002, the Company increased its guarantee to $1,800,000 on loans made by a bank to two officers of the Company and one former officer of the Company. Under the guarantor agreement, the Company granted the bank a security interest in a $1,800,000 certificate of deposit as collateral for the loans the bank made to the individual parties.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001

        Collaboration and Research Revenue—For the quarter ended June 30, 2002, collaboration and research revenue totaled $776,000, a decrease of $50,000, or 6%, from the same period in the prior year. Collaboration and research revenue for the nine months ended June 30, 2002 totaled $1,818,000 compared to $2,528,000 for the nine months ended June 30, 2001. These decreases were primarily related to a decrease in research revenues associated with the licensing of the Company's MX2105 series of caspase-inducer anti-cancer compounds, a transaction that occurred shortly before the start of the prior fiscal year.

        Research and Development Expenses—Research and development expenses for the quarter ended June 30, 2002 totaled $7,631,000, an increase of $1,502,000, or 24%, over the same period in the prior year. This increase was due to increased expenses associated with the apoptosis modulator technology platform as well as an increase in research expenses related to the start of a Phase 3 clinical trial of Ceplene™ for the treatment of patients with advanced metastatic melanoma, and our Phase 2 triple-drug combination therapy trial for the treatment of patients infected with Hepatitis C. For the nine months ended June 30, 2002, research and development expenses were $23,501,000, a decrease of $1,929,000, or 8%, from the same period of the prior year. This decrease was primarily due to the completion of three large Ceplene™ clinical trials, and the advancement of several other clinical trials to the follow-up stage where ongoing costs were less than in the prior period.

        Marketing and Business Development Expenses—Marketing and business development expenses for the quarter ended June 30, 2002 were $886,000, a decrease of $472,000, or 35%, from the same period of the prior year. For the nine months ended June 30, 2002, marketing and business development expenses were $2,268,000, a decrease of $4,930,000, or 68%, from the same period in the prior year. These decreases were due to a decrease in marketing and sales management personnel and other premarketing activities that were incurred in preparation for the potential U.S. market launch of Ceplene. The market launch of Ceplene was originally anticipated for the first half of 2001; therefore, increased marketing preparation costs were incurred during the prior year periods. The potential launch was delayed to a future period after the FDA declined to approve the use of Ceplene for its most advanced development program, the treatment of patients with advanced metastatic melanoma that have liver metastases, until a second Phase 3 clinical trial is completed.

        General and Administrative Expenses—For the quarter ended June 30, 2002, general and administrative expenses were $1,502,000, an increase of $119,000, or 9%, over the same period in the prior year, primarily as a result of the increased legal and other related fees due to the shareholder litigation. For the nine months ended June 30, 2002, general and administrative expenses were consistent with the same period in the prior year.

        Amortization of Goodwill and Other Acquisition-Related Intangible Assets—There was no amortization of goodwill and other acquisition related intangible assets for the three and nine months ended June 30, 2002, compared to the $551,000 and 1,667,000 for the three and nine months ended June 30, 2001. These decreases were due to the adoption, effective October 1, 2001, of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets", which ceased the amortization of goodwill and identified intangible assets with indefinite lives.

        Other Income—Investment income was $1,132,000 for the quarter ended June 30, 2002, a decrease of $1,063,000, or 48%, from the same period in the prior year. For the nine months ended June 30, 2002, investment income totaled $4,015,000, a decrease of $3,899,000 or 49% from the same period in the prior year. These decreases were a result of the decrease in investment balances and the rate of earnings due to reductions in interest rates.

        Cumulative Effect of Change in Accounting Principle—The non-cash $28,179,000 charge recorded during the nine months ended June 30, 2002 reflects the write down of the carrying value of goodwill associated with the Cytovia acquisition recorded as a result of the adoption, effective October 1, 2001, of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets".

        Net Loss Applicable to Common Stock—Net loss applicable to common stock for the quarter ended June 30, 2002 totaled $8,156,000, an increase of $1,727,000 or 27%, from the same period in the prior year. This increase was primarily due to the decrease in investment income and the slight increase in operating expenses, as described above. Net loss applicable to common stock for the nine months ended June 30, 2002 totaled $53,223,000, an increase of $24,069,000 or 83%, from the same period in the prior year. The increase was primarily due to the cumulative effect of the change in accounting principle and the decrease in investment income, partially offset by the decrease in operating expenses, as described above.

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

        As of June 30, 2002, the Company had cash, cash equivalents and investments totaling approximately $119.9 million. For the nine months ended June 30, 2002, net cash used in the Company's operating activities was approximately $24.0 million, as compared to $30.6 million during the same period in the prior year, primarily due to lower research and development and marketing and business development expenditures. The Company's cash requirements may fluctuate in future periods as it conducts additional research and development activities including clinical trials, other research and development activities, and efforts associated with the commercial launch of any products that are approved for sale by government regulatory bodies. Among the activities that may result in an increase in cash requirements are the scope and timing of the Phase 3 and Phase 2 Ceplene cancer and hepatitis C clinical trials currently underway, and earlier-stage clinical trials and other research related to liver disease and the apoptosis modulator and MaxDerm™ technologies. Other factors that may impact the Company's cash requirements include the results of clinical trials, the scope of other research and development activities, the time required to obtain regulatory approvals, costs associated with defending certain lawsuits currently pending against the Company, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, the ability to establish marketing alliances and collaborative arrangements and the cost of internal marketing activities. As a result of these factors, it is difficult to predict accurately the timing and amount of future cash requirements.

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

IMPACT OF INFLATION

        The impact of inflation on the operations of the Company for the three months and nine months ended June 30, 2002 and 2001 was not material.

CRITICAL ACCOUNTING POLICIES

        The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to clinical trials and research and license agreements. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Under different assumptions or conditions these estimates may vary significantly. In addition, actual results may differ materially from these estimates.

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

        Revenue Recognition.    The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition (SAB No. 101), provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company believes that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101, as noted below.

        The Company's collaborative development agreements generally contain specific payments for specific activities or elements of the agreements. Up-front technology access fees are recognized over the term of the agreement or ongoing research period, as applicable, unless the Company has no further continuing performance obligations related to the fees. Research funding is recognized over the applicable research period as research activities are performed. Milestone payments are recognized when earned, as the milestone events are substantive and their achievability is not reasonably assured at the inception of the agreement. Amounts received but unearned are recorded as deferred revenue.

        Certain collaborative agreements provide the Company donated materials and services which are recorded when used at the fair market value of the material received or the service provided.

        Clinical trial expenses.    The Company accounts for certain study drug, clinical trial site and other clinical trial costs by estimating the services incurred but not reported for each patient enrolled in each trial. These costs vary based on the type of clinical trial, the site of the clinical trial, the length of treatment period for each patient and the length of time required to receive formal documentation of the actual expenses incurred. As actual costs become known to it, the Company may need to make a material change in its estimated accrual, which could also materially affect its results of operations.

        Valuation of Intellectual Property.    The Company evaluates its licenses and patent assets for impairment on an annual basis, and whenever indicators of impairment exist. During this process, the Company reviews its portfolio of pending domestic and international patent applications, domestic and international issued patents, and licenses the Company has acquired from other parties. To determine if any impairment is present, the Company considers challenges or potential challenges to its existing patents, the likelihood of applications being issued, the scope of its issued patents and its experience. In the event that it is determined that an impairment exists where the Company had previously determined that one did not exist, it may result in a material adjustment to the Company's financial statements.

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

        In April 2002, FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. It also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement related to the rescission of Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

        In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS No. 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. It is not anticipated that the financial impact of this statement will have a material effect on the Company's consolidated financial statements.

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

        In December 2000, plaintiff Blake Martin, on behalf of himself and purportedly on behalf of a class of our stockholders, filed a complaint in the United States District Court for the Southern District of California against us and certain of our officers, alleging violations of federal securities laws related to declines in our stock price. Thereafter, approximately thirteen similar complaints were filed in the same court (collectively "Southern District Complaints"). The Southern District Complaints have been consolidated into a single action. All complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets relating to our drug candidate, Ceplene. In December 2001, we filed a motion to dismiss the Southern District Complaints, which was heard in February 2002. On April 22, 2002, the court granted our motion to dismiss but gave the plaintiff 30 days to file an amended complaint. In May 2002, the plaintiff filed an amended complaint, and we filed a motion to dismiss the amended complaint in June 2002. A hearing on our motion to dismiss the amended complaint is scheduled to take place on August 26, 2002.

        In October 2001 and May 2002, a state court action was filed by former Cytovia shareholders in the Superior Court in San Diego County, California, alleging fraud and misrepresentation in connection with our acquisition of Cytovia. In November 2001, we filed a petition to compel arbitration of one state court action, and such motion was granted in January 2002. The second lawsuit has been stayed pending the resolution of the arbitration proceeding. No arbitration demand has yet been served on the Company.

        No assurances can be made that we will be successful in our defense of these claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and the plaintiff and defense lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business.

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

        We expect to rely on collaborative arrangements for research and development and commercialization of certain drug candidates discovered and developed by us, such as our agreement with Schering Corporation related to our Phase 2 Ceplene clinical trial in nonresponder hepatitis C patients. We cannot be certain that we will be able to maintain these collaborations or enter into any future collaborative arrangements, that any of our collaborations will be successful or that we will receive revenues from any of these collaborations. The success of these and any future collaborations will depend, in significant part, on our partners' development and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. If our partners fail to conduct their activities in a timely manner, or at all, preclinical or clinical development of drug candidates under those collaborations could be delayed or terminated. The suspension or termination of our collaborations, the failure of our collaborations to be successful or the delay in the development or commercialization of drug candidates pursuant to our collaborations could harm our business.

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

        Although we currently intend to undertake at least a portion of the marketing responsibilities for Ceplene in the United States, if approved by the FDA, through the recruitment of experienced marketing and sales personnel, Maxim has never before marketed or sold any pharmaceutical product. In order to market or co-market Ceplene or certain other drug candidates, we will need to hire a significant number of people with relevant pharmaceutical experience to staff our sales force and marketing group, and possibly also to make appropriate arrangements with strategic partners. If we cannot develop the required marketing and sales expertise both internally and through our partnering arrangements, our ability to generate revenue from product sales will likely suffer.

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

        We are a development-stage enterprise. We have experienced net losses every year since our inception and, as of June 30, 2002, had an accumulated deficit of approximately $250 million. We anticipate incurring substantial additional losses over at least the next several years related to developing and testing our drug candidates and preparing for commercialization and planned market launches of our products. If we do not become profitable, our stock price will be negatively affected, and we may ultimately be forced to discontinue our operations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk is principally confined to its cash equivalents and investments that have maturities of less than three years. The Company maintains a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in its investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. The Company currently does not hedge interest rate exposure. A hypothetical 10 percent change in interest rates during the quarter ended June 30, 2002 would have resulted in approximately a $112,000 change in net loss. The Company has not used derivative financial instruments in its investment portfolio. There have been no significant changes in the types or maturities of investments held from September 30, 2001.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        In December 2000, plaintiff Blake Martin, on behalf of himself and purportedly on behalf of a class of Company stockholders, filed a complaint in the United States District Court for the Southern District of California against the Company and certain of its officers, alleging violations of federal securities laws related to declines in the Company's stock price. Thereafter, approximately thirteen similar complaints were filed in the same court (collectively "Southern District Complaints"). The Southern District Complaints have been consolidated into a single action. All complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets relating to the Company's drug candidate, Ceplene. In December 2001, the Company filed a motion to dismiss the Southern District Complaints, which was heard in February 2002. On April 22, 2002, the court granted the Company's motion to dismiss but gave the plaintiff 30 days to file an amended complaint. In May 2002, the plaintiff filed an amended complaint, and the Company filed a motion to dismiss the amended complaint in June 2002. A hearing on the Company's motion to dismiss the amended complaint is scheduled to take place on August 26, 2002.

        In October 2001 and May 2002, a state court action was filed by former Cytovia shareholders in the Superior Court in San Diego County, California, alleging fraud and misrepresentation in connection with the Company's acquisition of Cytovia. In November 2001, the Company filed a petition to compel arbitration of one state court action, and such motion was granted in January 2002. The second lawsuit has been stayed pending the resolution of the arbitration proceeding. No arbitration demand has yet been served on the Company.

        No assurances can be made that the Company will be successful in its defense of these claims. If it is not successful in its defense of such claims, the Company could be forced to make significant payments to its stockholders and the plaintiff and defense lawyers, and such payments could have a material adverse effect on the Company's business, financial condition and results of operations, if not covered by the Company's insurance carrier. Even if the Company's defense against such claims is successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect the Company's business.

Item 6.    Exhibits and Reports on Form 8-K

        a)    Exhibits

10.1	Amended and Restated Employment Agreement dated June 1, 2002 between the Registrant and Dale A. Sander.*
10.2	Employment Agreement dated June 1, 2002 between the Registrant and Pam G. Gleason.*
10.3	Loan Modification Agreement dated July 29, 2002 between the Registrant and Silicon Valley Bank.
10.4	Amendment to Assignment of Deposit Account dated July 23, 2002 between the Registrant, Silicon Valley Bank, and Geoffrey B. Altman.
10.5	Amendment to Assignment of Deposit Account dated July 23, 2002 between the Registrant, Silicon Valley Bank, and Kurt R. Gehlsen.
10.6	Amendment to Assignment of Deposit Account dated July 23, 2002 between the Registrant, Silicon Valley Bank, Dale A. Sander and Denise M. Sander.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601 of Regulation S-K.

        b)    Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 2002.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIM PHARMACEUTICALS, INC.
By:
/s/  LARRY G. STAMBAUGH
Larry G. Stambaugh
Chief Executive Officer and Acting Chief Financial Officer (Principal Financial and Accounting Officer and Officer duly authorized to sign this report on behalf of the registrant)

Date: August 13, 2002

QuickLinks

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development Stage Company)
INDEX
  CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  RISK FACTORS
  PART II—OTHER INFORMATION