Form 10-K
period 2002-09-30
MAXIM PHARMACEUTICALS INC
filed 2002-12-23
CIK 1013351

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by persons considered by the registrant for this purpose to be nonaffiliates of the registrant was approximately $81,863,588 on December 5, 2002, when the closing price of such stock, as reported in the Nasdaq National Market, was $3.56. This number is provided only for the purposes of this report and does not represent an admission by either the Registrant or any such person as to the status of such person.

        The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of December 5, 2002 was 23,311,191.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Certain portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2002, are incorporated into Part II hereof.

2.
Certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on February 20, 2003 to be filed with the Securities and Exchange Commission within 120 days after September 30, 2002, are incorporated into Part III hereof.

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are characterized by future or conditional verbs and include, but are not limited to, statements regarding the results of product development efforts, clinical trials and applications for marketing approval of pharmaceutical products, and the scope and success of future operations. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under "Risk Factors" and elsewhere in this Form 10-K for the year ended September 30, 2002, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the need for additional financing, and the dependence upon collaborative partners. We do not assume any obligation to update forward-looking statements as circumstances change.

PART 1

ITEM 1. BUSINESS

        Maxim Pharmaceuticals, Inc. is referred to throughout this report as "Maxim", the "Company", "we" or "us".

Overview

        We are a global bio-pharmaceutical company with a diverse pipeline of drug candidates for life-threatening cancers, hepatitis C and other chronic liver diseases.

        Our lead drug candidate Ceplene™ (histamine dihydrochloride) is designed to prevent or reverse damage associated with oxidative stress, thereby protecting immune cells and other critical cells and tissue. Because Ceplene impacts basic immune functions, it has the potential to be used in a broad range of diseases in which oxidative stress plays an important role. More than 1,600 patients have participated in our 17 completed and ongoing clinical trials of Ceplene in the following diseases:

  •
  Life-threatening cancers, such as advanced metastatic melanoma (the most deadly form of skin cancer), acute myelogenous leukemia and renal cell carcinoma (kidney cancer).

  •
  Hepatitis C, the most common blood-borne virus in the United States.

        Clinical trials completed to date have suggested that Ceplene can be safely administered by most patients in their own homes.

        Ceplene for the treatment of advanced metastatic melanoma represents our most advanced program and is now being tested in a second Phase 3 trial (the "M0104" trial) designed to support registration for marketing approval. The first Phase 3 trial in advanced metastatic melanoma, a 305-patient U.S. Phase 3 clinical study (the "M01" trial), demonstrated a statistically significant improvement in survival as highlighted in two publications in 2002 in the Journal of Clinical Oncology. Data from this clinical trial were also selected for presentation at a number of key scientific conferences including the American Society of Clinical Oncology (ASCO), the World Health Organization 5th World Conference on Melanoma, and the European Cancer Conference (ECCO). In 2000 we submitted a New Drug Application (NDA) to the FDA seeking approval to market Ceplene for the treatment of advanced metastatic melanoma with liver metastases based on the data from the single M01 Phase 3 trial. In January 2001, the FDA determined that this single study would not be adequate to support approval. Advanced metastatic melanoma with liver metastases is a deadly disease that has a critical need for more effective therapies. Despite the FDA action, we were pleased with the M01 Phase 3 trial results as they were the first results from any published, large, controlled study in advanced metastatic melanoma that showed a statistically significant survival benefit.

        In January 2002, we commenced M0104, a second Phase 3 trial based in the United States and Europe designed, in combination with the completed M01 Phase 3 trial, to form the basis for marketing approval in the United States and other countries. The FDA reviewed and accepted the protocol for the M0104 Phase 3 trial under its "Special Protocol Assessment" procedures, a process for reaching a confirmed agreement between the FDA and ourselves for the trial design and objectives.

        A clinical development program for Ceplene is also underway in hepatitis C and is designed to improve patient care by enhancing the efficacy of pegylated interferon and ribavirin. In 2001 we completed a Phase 2 dose-ranging study of Ceplene (the "M0405" trial) in combination with interferon-alpha (IFN-alpha) in the treatment of naïve, chronically infected hepatitis C patients. As of the 72-week end-of-trial evaluation date, 35% of all patients (intent-to-treat basis) treated with Ceplene and IFN-alpha achieved a complete sustained viral response. Published reports suggest that approximately 13% of hepatitis C patients attain a sustained viral response from treatment with IFN-alpha alone. In December 2001 we commenced a randomized, controlled Phase 2 study designed to compare the treatment of nonresponder hepatitis C patients with a triple-drug combination of Ceplene and Schering Corporation's Peg-Intron™ (peginterferon alfa-2b) and Rebetol® (ribavirin, USP) versus treatment with Peg-Intron and Rebetol combination therapy alone.

        Our researchers have also identified a series of novel cancer drug candidates that are potent inducers of apoptosis, programmed cell death. The compounds were identified through our proprietary high-throughput screening technology that uses a unique live cell screening assay. We have screened approximately one million compounds using our screening technology and have identified drug candidates with unique mechanisms of action that target major cancers such as breast, lung, prostate, and colorectal.

        Lastly, our MX8899 topical gel is being tested in two clinical trials to treat patients who suffer from oral mucositis and radiation dermatitis, both of which are debilitating side effects of certain cancer therapies.

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

        Because Ceplene impacts basic immune functions, it has the potential to be used in a broad range of diseases in which oxidative stress plays an important role. More than 1,600 patients have participated in our 17 completed and ongoing clinical trials of Ceplene. The results of clinical trials completed suggest that Ceplene can be safely administered by most patients in their own homes. To date, clinical trials of Ceplene have been conducted in the following life-threatening diseases:

  •
  advanced metastatic melanoma, the most deadly form of skin cancer;

  •
  acute myelogenous leukemia, the most common acute adult leukemia;

  •
  renal cell carcinoma, a deadly cancer of the kidneys; and

  •
  hepatitis C, the leading blood-borne viral infection in the United States.

        Research and clinical results related to Ceplene and related topics have been the subject of more than 80 presentations at major scientific and clinical meetings and have been published in more than 300 scientific and clinical articles. Ceplene is an investigational drug and has not been approved by the U.S. Food and Drug Administration (FDA) or any international regulatory agency.

Ceplene Mechanism of Action

        Ceplene, based on the naturally occurring molecule histamine, prevents the production and release of oxygen free radicals, thereby reducing oxidative stress. Research suggests that treatment with Ceplene has the potential to protect immune cells and other critical cells and tissue, and prevent or reverse the cellular damage induced by oxidative stress. This body of research has demonstrated that the primary elements of Ceplene's mechanism of action are as follows:

        Reversing Immune Suppression:    Two kinds of immune cells, Natural Killer (NK) cells and cytotoxic T cells, possess an ability to kill and support the killing of cancer cells and virally infected cells. Natural-Killer/T cells (NK/T cells), a form of NK cells that is commonly found in the liver, also have anti-cancer and anti-viral properties. Much of the current practice of immunotherapy is based on treatment with cytokines such as interferon (IFN) and interleukin-2 (IL-2), proteins that stimulate NK, T and NK/T cells.

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

        Histamine, a natural molecule present in the body, and other molecules in the class known as histamine type-2 (H2) receptor agonists, bind to the H2 receptor on the phagocytes, temporarily preventing the production and release of oxygen free radicals. By preventing the production and release of oxygen free radicals, Ceplene may protect NK, T, and liver-type NK/T cells. This protection may allow immune-stimulating agents, such as IL-2 and IFN-alpha, to activate NK cells, T cells and NK/T cells more effectively, thus enhancing the killing of virally infected cells or tumor cells.

        Preventing Oxidative Damage:    Most acute and chronic liver diseases have oxidative damage as a common feature of their pathology. Phagocytic cells and Kupffer cells, both typically present in large quantities in virally infected liver tissue, release oxygen free radicals in response to infections or other factors. Research suggests that oxygen free radicals cause much of the cell damage in the liver common to hepatitis, alcohol-induced damage and other liver diseases. By preventing the production and release of oxygen free radicals by phagocytic and Kupffer cells, Ceplene may prevent and reverse oxidative damage to the liver.

        The intellectual property protection surrounding the Ceplene technology now includes 16 U.S. patents and 20 pending U.S. patent applications, with corresponding patents issued or pending in the international markets. Claims include the therapeutic administration of histamine or any H2 receptor agonist in the treatment of cancer, infectious diseases and other diseases, either alone or in combination therapies, the novel synthetic method for the production of pharmaceutical-grade histamine dihydrochloride, and the rate and route of administration.

Potential Benefits of Ceplene

        The results from our completed M01 Phase 3 study in advanced metastatic melanoma, and earlier-stage results in our other disease targets, have suggested that Ceplene may be integral in the growing trend toward combination therapy for certain cancers and infectious diseases and may offer a number of important clinical and commercial advantages relative to current therapies or approaches, including:

  •
  Extending survival in cancer. Our M01 Phase 3 melanoma study and other clinical trials of Ceplene have provided evidence of substantially improved therapeutic efficacy (extended survival) over approved therapies or standards of care.

  •
  Increasing sustained response rates in hepatitis C. Our M0405 Phase 2 hepatitis C study suggests that Ceplene may have the potential to increase sustained viral response rates in treatment-naïve hepatitis C patients.

  •
  Maintaining quality of life. The results from our M01 Phase 3 melanoma study indicated that Ceplene did not add clinically significant grade 3 or 4 toxicity compared to IL-2 alone, is safe in most patients and resulted in no additional clinically significant degradation of the patient's quality of life during outpatient treatment.

  •
  Outpatient administration. In clinical trials conducted to date Ceplene has been self-administered at home by patients, in contrast to the in-hospital administration required for many other therapies.

  •
  Cost effective. The delivery of combination therapy with Ceplene on an outpatient basis may eliminate the costs associated with in-hospital patient care. These factors, combined with the potential improvements in efficacy, may contribute favorably to the assessment of benefit versus cost for this therapy.

        Ceplene is an investigational drug candidate and has not been approved by the U.S. Food and Drug Administration or any international regulatory agency.

Ceplene Clinical Trial Status

        The table below summarizes our current and completed clinical trial activities for each disease we currently target or may target in the future with Ceplene. We have 13 Phase 1 and Phase 2 trials, and four Phase 3 trials, completed or currently underway.

Indication	Trial Number	Trial Phase	Number Patients	Status	Location
Advanced Metastatic Melanoma	MP-8899-0104	Phase 3	224	Ongoing; commenced in 2002	United States, Europe, Canada
	MP-US-M01	Phase 3	305	Completed	United States
	MP-MA-0102	Phase 3	241	Completed; in follow up	Europe, Australia, Canada & Israel
	MP-MA-0103	Phase 2	163	Completed; in follow up	United States
	MP-S01	Phase 2	42	Completed	Europe
	MM-2	Phase 2 low-dose	27	Completed	Europe
	MM-1	Phase 2 high-dose	17	Completed	Europe

Acute Myelogenous Leukemia	MP-MA-0201	Phase 3	320	Ongoing; patient enrollment completed	United States, Europe, Australia, Canada, Israel & New Zealand
	AML1	Phase 2	39	Completed	Europe

Renal Cell Carcinoma	MP-MA-SO2	Phase 2 controlled	41	Ongoing	Europe
	MP-MA-SO4	Phase 2 controlled	60	Ongoing	Europe
	I-318-MA	Phase 2 single arm	48	Completed	Europe

Multiple Myeloma		Phase 1	7	Completed	Europe

Hepatitis C — Nonresponder	MP-MA-0406	Phase 2	282	Ongoing	Europe & Israel
	MP-MA-S05	Phase 1	18	Completed	Israel
	NP16341	Phase 1	10	Completed	Sweden
Hepatitis C — Naïve	MP-MA-0405	Phase 2	129	Completed	Europe & Israel

Potential Cancer Indications for Ceplene

        A report from the American Cancer Society, 2002 Cancer Facts and Figures, estimates that a total of approximately 1,284,900 new cases and approximately 555,500 deaths were expected for invasive cancers in the United States in 2002. One in four deaths in the U.S. are from cancer. Other sources report that one in five deaths in Europe are from cancer, and that the worldwide incidence of cancer exceeds 10 million per year. The National Cancer Institute estimates that the direct medical cost of treating cancer in the United States is $60 billion per year. Predominant forms of cancer include leukemia and lymphoma, breast, lung, urinary, prostate, melanoma, ovarian, colon, rectal and brain cancers.

        Information regarding certain cancer indications is summarized below. The following estimates are for the cancers initially targeted by Ceplene based upon the American Cancer Society's 2002 Cancer Facts and Figures for the United States.

Estimated Incidence for Selected Cancers for 2002 for the United States

	Annual
	New Cases	Deaths
Malignant Melanoma	53,600	7,400
Acute Myelogenous Leukemia	10,600	7,400
Renal Cell Carcinoma	31,800	11,600
Primary Liver Carcinoma and Intrahepatic Bile Duct	16,600	14,100
All Invasive Cancers	1,284,900	555,500

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

        The high number of cancer-related deaths indicates the need for more efficacious therapies for many patients. Many existing therapies have been approved on the basis that they shrink or limit the growth of tumors for a short period of time, but they have failed to demonstrate a clinically meaningful survival benefit to patients.

Ceplene—Advanced Metastatic Melanoma

        Ceplene for advanced metastatic melanoma represents our most advanced program with seven clinical trials in more than 1,000 patients completed or underway. The first Phase 3 trial demonstrated a significant increase in survival for patients treated with Ceplene, and the drug candidate is now being tested in the second Phase 3 trial designed to support registration for marketing approval. We currently expect to amend our New Drug Application (NDA) to seek U.S. approval to market Ceplene in 2005.

        Malignant melanoma is the most deadly form of skin cancer and is one of the most rapidly increasing cancers in the developed world. There are approximately 53,600 new cases of melanoma and 7,400 deaths from the disease each year in the United States.

        Phase 3 Trial Results: In March 2000, we completed a 305-patient Phase 3 clinical trial of Ceplene in the United States for the treatment of advanced metastatic melanoma, a trial that commenced in 1997 (the "M01" trial). In this Phase 3 trial, advanced metastatic melanoma patients were treated with a combination of Ceplene and IL-2, while patients in the control group were treated with the same dose of IL-2 alone. More than 50 clinical sites in the United States participated in the study.

        The purpose of the multi-center, controlled trial was to evaluate whether Ceplene improves the efficacy of IL-2, an immunotherapeutic agent already approved for the treatment of advanced metastatic melanoma. The primary endpoint of the M01 Phase 3 trial was survival duration evaluated through application of the unadjusted Log-Rank Test to Kaplan Meier survival curves, evaluated in two primary populations:

  •
  All patients who entered the study (305 patients); and

  •
  All patients who entered the study with liver metastases (129 patients)

        In October 2002, Sanjiv S. Agarwala, M.D., a principal investigator and Associate Medical Director of the Melanoma Center at the University of Pittsburgh Cancer Institute, presented the 36-month follow-up results for the M01 Phase 3 trial. The 36-month results demonstrated that the intent-to-treat population of all 305 patients randomized into the trial demonstrated a statistically significant improvement in survival for patients treated with the combination of Ceplene and IL-2 (p=0.037) compared to the control patients treated with IL-2 alone.

        Also noteworthy was that the 36-month data demonstrated that the Ceplene/IL-2 combination significantly increased survival in the population of advanced metastatic melanoma patients with liver metastases (p=0.003). Melanoma patients with liver metastases have a very poor prognosis for survival with a median survival of less than 5 months. In the M01 Phase 3 trial, the percentage of liver metastases patients that lived three or more years was six times larger in the group treated with the Ceplene/IL-2 combination compared to the group treated with IL-2 alone.

        Dr. Agarwala also presented an analysis of 35 patients with ocular melanoma enrolled in the M01 trial and an ongoing Phase 2 trial (the "M0103 trial"). Ocular melanoma, the most common intra-ocular malignancy, metastasizes to the liver in about two-thirds of patients, and these patients typically have a median survival of only two to seven months. Dr. Agarwala reported that the median survival for patients with ocular melanoma and liver metastases treated with Ceplene and IL-2 was 7.5 months compared to 3.9 months for patients receiving IL-2 alone (p=0.0051).

        The 12-month data from the M01 Phase 3 trial were published in the January 2002 edition of the Journal of Clinical Oncology (JCO). These results, and an update of the 24-month results, were published in September 2002 in the JCO "Classic Papers and Current Comments." The Classic Papers and Current Comments publication represents the major articles related to melanoma research published in JCO over the last 20 years. Data from this clinical trial were also selected for presentation at a number of key scientific conferences including the American Society of Clinical Oncology (ASCO), the World Health Organization 5th World Conference on Melanoma, and the European Cancer Conference.

        Safety: In addition to the survival benefit suggested by the study results, another notable outcome of the M01 Phase 3 trial was the fact that this survival benefit was achieved without additional clinically significant degradation in patient quality of life or additional toxicity. Also notable, for the first time in any major study, advanced-stage malignant melanoma patients were allowed to self-administer treatment at home. At the November 2001 European Cancer Conference (ECCO), Steven O'Day,

M.D., Director of Medical Oncology at the John Wayne Cancer Center, Santa Monica, California, presented safety data from 391 patients participating in the M01 Phase 3 trial as well as the Phase 2 M0103 trial. Safety and toxicity were assessed according to National Cancer Institute (NCI) Common Toxicity Criteria in all patients who received at least one dose of study drug. The conclusion of this assessment was that Ceplene does not add clinically significant grade 3 or 4 toxicity compared to IL-2 alone and may be safely administered in conjunction with a regimen of low-dose, subcutaneous IL-2.

        Regulatory Approval Process: In 2000 we sought FDA approval of Ceplene for the treatment of advanced metastatic melanoma with liver metastases based on the 12-month follow-up data from the Phase 3 M01 trial as called for under the approved statistical plan for the trial. The 12-month data from the M01 Phase 3 trial demonstrated that combination therapy using Ceplene plus IL-2 significantly improved the survival of advanced metastatic melanoma patients with liver metastases (adjusted p=0.008). For all patients entering the study, treatment with the Ceplene/IL-2 combination improved survival over treatment with IL-2 alone, with a trend toward significance (p = 0.125). This data was promising but did not achieve the p=0.05 threshold for statistical significance, therefore we applied for approval in the United States only for the patient population that achieved statistical significance, the patients with liver metastases.

        In January 2001 the FDA informed us that the single M01 study would not support approval on its own and that an additional Phase 3 trial would be required. In January 2002 we commenced a confirming Phase 3 trial (the "M0104" trial) designed to support, in combination with the results of the M01 trial, marketing approval in the U.S. and other countries. The FDA reviewed and accepted the protocol for the M0104 Phase 3 trial under its "Special Protocol Assessment" procedures, a process used to ensure that the FDA will consider the trial to be an adequate and well-controlled study when conducted in accordance with the approved protocol.

        The M0104 Phase 3 trial is based in the United States, Europe and Canada and will include 224 patients with advanced metastatic melanoma with liver metastases (the patient population in which Ceplene demonstrated the strongest statistically significant survival benefit in the M01 Phase 3 trial). As in the M01 Phase 3 trial, patients enrolled will be randomized and treated with either the combination of Ceplene and IL-2 or the same dose of IL-2 alone. The primary endpoint in the trial is duration of patient survival. We currently estimate that the timeline for the M0104 Phase 3 trial will include approximately 18 months for patient enrollment and 18 months of patient follow up. Based on this timeline, we currently expect to complete the M0104 Phase 3 trial in early 2005 and amend our existing NDA at that time. We will consider the possibility of filing for approval of Ceplene for the treatment of melanoma in Europe in 2003 based upon the results of our six completed clinical trials and other regulatory factors.

        Other Studies in Melanoma: In September 2000, we completed enrollment of a second Phase 3 trial of Ceplene for the treatment of advanced metastatic melanoma based in Europe, Australia, Canada and Israel. The international trial commenced in November 1997 and includes 241 patients. Patients in the Ceplene group receive a co-administration of Ceplene plus low-dose IL-2 and IFN-alpha, while patients in the control group receive dacarbazine (DTIC), the most commonly used chemotherapeutic agent for the treatment of advanced malignant melanoma, particularly in Europe and Australia. The international Phase 3 malignant melanoma trial was designed to test a proposed triple-drug combination, broaden the exposure of the drug outside the United States, and provide a comparison between combination immunotherapy with Ceplene versus a chemotherapeutic agent.

        The FDA has granted orphan drug status to Ceplene for the treatment of advanced metastatic melanoma. Orphan drug status provides for U.S. marketing exclusivity for seven years upon marketing approval by the FDA. The status also provides certain tax benefits and exempts us from certain FDA application fees.

Ceplene—Other Cancer Indications

        Acute Myelogenous Leukemia: Acute Myelogenous Leukemia (AML) is the most common form of acute leukemia in adults, and prospects for long-term survival are poor for the majority of patients. There are approximately 10,600 new cases of AML and 7,400 deaths caused by the cancer each year in the United States. Once diagnosed with AML, patients are typically treated with chemotherapy, and the majority achieve complete remission. Unfortunately, 75-80% of patients who achieve their first complete remission will relapse, and the median time in remission before relapse is only 12 months with current treatments. The prospects for these relapsed patients is poor, and less than 5% survive long term. There are currently no effective remission therapies for AML patients. The FDA has granted orphan drug status to Ceplene for the treatment of AML.

        We conducted a Phase 2 study in Sweden in which 39 AML patients in remission were treated with Ceplene and low-dose IL-2. The objective of the Ceplene/IL-2 combination is to treat AML patients in remission to prevent relapse and prolong leukemia-free survival while maintaining a good quality of life for patients during treatment (accordingly, Ceplene is designed to complement rather than supplant the chemotherapy). In the Phase 2 study, the 25 patients treated in their first complete remission with the Ceplene/IL-2 combination experienced a median leukemia-free survival of 20 months compared to published reports suggesting a median time to relapse of 12 months. Also treated in the Phase 2 study were 14 patients who were in their second or subsequent complete remission at the time of enrollment. These 14 patients were also treated with the Ceplene/IL-2 combination and experienced a median time to relapse of 16 months compared to published reports suggesting a six-month historic median.

        In September 2000, we completed enrollment of a Phase 3 AML clinical trial based in 12 countries, including clinical sites in the United States, Europe, Australia, Canada, Israel and New Zealand. The global trial commenced in November 1997 and includes 320 patients. The trial is designed as a remission therapy to demonstrate that the combination of Ceplene and IL-2 can prolong leukemia-free survival time and prevent relapse in AML patients compared to the current standard of care, which is no therapy during remission. The purpose of this study is to expand the potential use of Ceplene in key markets, and to potentially expand the labeling for the drug candidate if approval is received for the treatment of melanoma. Patients in the study will be evaluated for up to 48 months, and the trial is expected to be completed in late 2004.

        Renal Cell Carcinoma: There are approximately 31,800 new cases annually of renal cell carcinoma (RCC), a deadly cancer of the kidneys, in the United States. Metastatic RCC often is resistant to radiation therapy and chemotherapy, and the disease results in more than 11,600 deaths each year. Expanding the clinical testing of Ceplene into RCC was logical as IL-2, the drug that Ceplene has been tested with in melanoma, is also approved for the treatment of advanced RCC. In a preliminary survey, more than 80% of oncologists indicated that they may use Ceplene in RCC upon approval for advanced metastatic melanoma.

        One Phase 2 study has been completed and two studies are ongoing. Researchers reported at the ASCO meeting in May 2002 the results from a 41-patient randomized, controlled Phase 2 study. In the Phase 2 study, advanced metastatic renal cell carcinoma patients were treated with a combination of Ceplene and IL-2, while patients in the control group were treated with the same dose of IL-2 alone. For the group of patients treated with the Ceplene/IL-2 combination, 42% achieved a partial response or disease stabilization compared to 26% for the group treated with IL-2 alone. Analysis of the survival data for the final two Phase 2 studies is expected to be completed in 2003.

Ceplene—Hepatitis C

        Our clinical development program for Ceplene in hepatitis C is designed to increase patient viral response (cure) rates through a triple-drug combination of Ceplene, pegylated interferon and ribavirin.

Accordingly, Ceplene is designed to complement rather than compete with the current standard of care for treating hepatitis C.

        Hepatitis C is the leading blood-borne infection in the United States. The U.S. Center for Disease Control and Prevention estimates that over 4.5 million Americans are infected with the hepatitis C virus. The World Health Organization and other sources estimate that at least 200 million people are infected worldwide. Hepatitis is a viral infection in which oxidative stress causes inflammation and tissue damage in the liver and, in many cases, permanent cirrhosis (scarring). The cycle of disease from infection to significant liver damage can take 20 years or more. Some experts estimate that without substantial improvements in treatment, deaths from hepatitis C will surpass those from HIV in the near future. Hepatitis C is the leading cause of liver cancer and the primary reason for liver transplantation in many countries.

        The standard treatment for hepatitis C is interferon-alpha (IFN-alpha), an immunotherapeutic agent often given in combination with the anti-viral drug ribavirin. The most recent advance in hepatitis C therapy approved by the FDA is a pegylated, or sustained release, formulation of IFN-alpha given in combination with ribavirin. Even with recent advances, approximately half of patients do not attain a sustained response with current therapies. Several factors can influence the patient's response to therapy, including the patient's viral load and the genotype of the virus with which the patient is infected. Of the several variations, or genotypes, of hepatitis C, genotype-1 is the most common type in the United States. Patients infected with this genotype, and those with viral levels greater than 800,000 IU per milliliter of blood, typically have the poorest response to treatment.

        Our clinical development program for Ceplene in hepatitis C is designed to improve patient outcome (sustained viral response) through a triple-drug combination of Ceplene, pegylated interferon and ribavirin. A series of studies have been completed that provide the foundation for more advanced clinical testing of Ceplene in hepatitis C.

        Results of Phase 2 Trials: In May 1999, we commenced a Phase 2 clinical trial of Ceplene in the treatment of patients with hepatitis C. The trial was designed to evaluate the combination of Ceplene and IFN-alpha in the treatment of chronic hepatitis C patients who had not previously received treatment with IFN-alpha. The primary purpose of this study was to evaluate four dose regimens for Ceplene in the treatment of chronic hepatitis C, and to provide evidence that Ceplene, through its unique mechanism of action, may benefit cytokines such as IFN-alpha in the treatment of hepatitis C. The trial was based in the United Kingdom, Belgium, Israel and Russia, and 129 patients were enrolled. Patients were randomly assigned to one of four treatment groups, with each patient receiving Ceplene, in one of four dosing regimens, plus IFN-alpha under the then current standard dose regimen (3 MIU three times per week). The study was designed to evaluate the efficacy and safety of each of the four dosing regimens of Ceplene.

        Patients were treated for up to 48 weeks, and then followed an additional 24 weeks to evaluate the primary measures of efficacy, including reduction of viral load (defined by virus levels that are below the limit of detection using a validated PCR-RNA technique) and normalization of liver function (measured by the liver enzyme ALT, a standard measure of liver function). The study included a high percentage of patients that would normally be considered difficult to treat as characterized by high viral loads and a genotype-1 variant of the virus. The mean viral load of the patients in this study was 6.7 million copies per milliliter of blood, and 50% of the patients were infected with genotype-1.

        Results from the 129-patient Phase 2 study were presented by Yoav Lurie, M.D., principal investigator in the study and Head, Hepatitis Clinic, Liver Unit, Institute of Gastroenterology and Hepatology, Tel Aviv Souraski Medical Center, Israel, at the 2001 American Association for the Study of Liver Diseases (AASLD) meeting. As of the 72-week end-of-trial evaluation date, 35% of all patients (intent-to-treat basis) treated with Ceplene and IFN-alpha achieved a complete sustained viral response. Published reports suggest that approximately 13% of hepatitis C patients attain a sustained viral response from treatment with IFN-alpha alone. A sustained biochemical response for all patients at the 72-week time point was achieved in 35% of patients treated with Ceplene and IFN-alpha. Published reports suggest a sustained biochemical response among approximately 20% of patients treated with IFN-alpha alone.

        In addition to the favorable results in the overall study, response rates achieved for the higher-risk patients treated with the Ceplene/IFN-alpha combination were substantially better than those typically expected for treatment with IFN-alpha alone. Despite the poor prognosis for successful treatment, 28% of all patients (intent-to-treat basis) with the genotype-1 variant of the hepatitis C virus treated with Ceplene and IFN-alpha achieved a sustained complete viral response. Published reports suggest that approximately 7% of genotype-1 patients attain a sustained response when treated with IFN-alpha alone.

        In September 2002, the results from the M0405 Phase 2 trial of Ceplene in hepatitis C were published in the Journal of Viral Hepatitis. The researchers conclusion from the study was that these data indicate that the addition of Ceplene as a combination therapy with IFN-alpha for patients with chronic hepatitis C is safe, potentially efficacious and should progress to advanced clinical testing.

        In addition to the Phase 2 M0405 trial, we completed a pilot safety study to evaluate the feasibility and safety of triple-drug treatment with Ceplene in combination with IFN-alpha and the anti-viral drug ribavirin in hepatitis C patients who were nonresponsive to prior therapy or relapsed after prior therapy. This trial was designed to support the advancement of triple-drug therapy with Ceplene into pivotal, large-scale trials in hepatitis C.

        The results of this study were also presented at the 2001 AASLD conference. At 72 weeks, sustained complete viral response was observed in 28% (5/18) of patients who entered the study, and in 38% (5/13) of evaluable patients (patients who completed at least four weeks of therapy). No serious adverse events and no unexpected or irreversible side effects were reported in the Ceplene study. We believe that these results suggest that Ceplene can be safely administered in this triple-drug combination, and that this triple-drug therapy is feasible in nonresponder patients.

        Ongoing Phase 2 Trial in Nonresponder Patients: In December 2001 we commenced a randomized, controlled Phase 2 study designed to compare the treatment of nonresponder hepatitis C patients with a triple-drug combination of Ceplene and Schering Corporation's Peg-Intron™ (peginterferon alfa-2b) and Rebetol® (ribavirin, USP) versus treatment with Peg-Intron and Rebetol combination therapy alone. Nonresponder patients represent the largest current unmet medical need in hepatitis C. The study will include up to 282 patients. Patients will be treated for up to 48 weeks and followed for an additional 24 weeks after completion of treatment. The trial is expected to be completed in 2004. To help facilitate this trial and reduce our costs, we entered into an agreement with Schering Corporation under which Schering will contribute the Peg-Intron and Rebetol product and perform the viral testing for the study at no cost to Maxim.

        In August 2002 the Data Safety Monitoring Board (DSMB) responsible for reviewing the study reported to Maxim that it had reviewed the safety data through 12 weeks of treatment for the first 42 patients enrolled in the trial, and has concluded that there were no safety concerns and that the trial should proceed under its approved protocol. The DSMB includes world-leading clinicians experienced in the treatment of hepatitis C who review the safety data from this Phase 2 clinical trial on an ongoing basis. The report from the DSMB is an important step in the development of Ceplene as this study represents the first time that Ceplene has been administered in humans in combination with Peg-Intron and Rebetol for the treatment of hepatitis C.

Ceplene—Chronic Liver Diseases

          Ceplene has shown the potential to prevent or inhibit oxidative stress, a condition associated with most acute and chronic liver diseases. The liver plays an important role in regulating numerous vital processes and performs many functions essential to life. In the United States alone, approximately 25 million people—1 in every 10—have been afflicted with chronic liver, bile duct or gallbladder diseases. In addition, 26,000 of these patients die each year from chronic liver diseases and cirrhosis.

        In addition to hepatitis, some of the most common diseases of the liver include:

  •
  Cirrhosis, a group of chronic liver diseases in which normal liver cells are damaged and replaced by scar tissue. A common cause of cirrhosis is excessive intake of alcohol. Alcoholic hepatitis in the severe form has a greater than 50% mortality rate.

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

          In November 2002 researchers reported the results from preclinical studies suggesting that Ceplene accelerated recovery from alcohol-induced liver damage in an animal model of alcoholic liver disease (ALD). Liver injury was induced in the study through the administration of a single dose of ethanol once per day for four weeks in rats. After four weeks, alcohol administration was discontinued and animals were treated with either histamine (0.5 mg/kg) or a vehicle control by subcutaneous injection twice a day for one week. Liver damage was assessed through measurement of the liver enzymes ALT and AST, markers that are elevated when there is damage to the liver. Animals that were treated with histamine achieved normalization of ALT and AST levels in approximately one-half of the time experienced by the control animals.

        In addition, researchers presented the results of the three studies suggesting that Ceplene protected against alcohol-induced liver injury in animal models at the Digestive Disease Week (DDW) conference in May 2002 and the European Association for the Study of Liver Disease (EASL) conference in April 2002.

        As a result from these multiple preclinical studies we will likely expand the future testing of Ceplene to investigate the protective mechanism of the drug candidate as a potential therapy for certain non-viral chronic liver diseases such as nonalcoholic steatohepatitis (NASH) and/or ALD.

  MX8899 Topical Gel—Cancer Supportive Care

        Our MX8899 topical gel is being tested in two clinical trials to treat patients who suffer from oral mucositis and radiation dermatitis, both of which are significant side effects of certain cancer therapies.

        Histamine dihydrochloride, the active agent in the MX8899 gel, has been shown in preclinical work to reduce inflammation by preventing the production and release of free oxygen radicals and proinflamatory cytokines such TNF-alpha and IL-1b, thereby reducing oxidative stress and inflammation. In addition, it has been reported that histamine may improve blood circulation and assist in wound healing. Accordingly, histamine-related gels have the potential to be useful in situations where free-radical damage and excessive inflammation are involved thereby facilitating the healing processes.

        Maxim's topical gel has been tested by investigators in small pilot, randomized, blinded, placebo-controlled trials conducted by independent researchers in more than 75 patients with oral mucositis, herpes labialis (cold sores), burns (thermal and sun), decubitus ulcers, shingles, and conjunctivitis. Patients experienced improved healing times when treated with topical histamine gels compared to placebo controls.

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

MX8899 for Oral Mucositis

        Oral mucositis is a common, painful and debilitating toxicity suffered by cancer patients treated with certain chemotherapeutic agents and radiation therapy. Symptoms of oral mucositis include the formation of canker sore-like lesions within the mouth that may extend to the tongue, throat and gastrointestinal tract, with mild to severe discomfort and difficulty eating and drinking. The lesions may last two to three weeks, and in severe cases patients require hospitalization, pain medication, and limitations or interruptions in their cancer therapy. Currently, there is no effective therapy for the prevention or treatment of oral mucositis.

        In a small pilot human study nine patients with oral mucositis were randomized and treated with one of two doses of our gel or a placebo. The patients treated with our gel experienced complete healing of lesions in a mean time of three to four days, depending upon the dosage. Patients treated with the placebo experienced no reduction in lesions during the treatment period. Patients treated with our gel also reported a reduction in the discomfort associated with eating and drinking.

        A clinical trial of MX8899 in oral mucositis commenced in 2002. A total of 60 patients will be enrolled in the trial, each of whom is to receive chemotherapy with or without total body irradiation in preparation for either allogeneic or autologous hematopoietic stem cell transplantation. In the blinded, controlled trial, half of the patients in the study will be randomized to receive the MX8899 gel, the other half will receive a placebo control. The objectives of this study are to evaluate the safety, tolerability, and biological activity of the histamine gel for the treatment of oral mucositis. Efficacy will be measured by the assessment of severity of oral mucositis as measured through two validated scoring scales that assess oral pain, swallowing and function as well as degree of ulceration and erythema in the oral cavity.

        MX8899 is also being tested in radiation dermatitis, a serious side effect of head and neck radiation therapy suffered by up to 600,000 patients per year in U.S. In addition to causing patient discomfort, the burns and severe irritation associated with radiation dermatitis are sometimes severe enough that patients are forced to take breaks in their radiation treatment. Currently, there are no standard preventative or therapeutic treatments for radiation-induced dermatitis.

        Up to 30 patients will be enrolled in the trial, each receiving bilateral neck radiotherapy for head and neck squamous cell carcinoma. The objectives of this study are to evaluate the safety, tolerability, and biological activity of the MX8899 gel for the treatment of radiation-induced dermatitis in patients with squamous cell carcinoma of the head and neck.

Apoptosis Modulator Technology Platform

        We have developed and are employing a proprietary high-throughput screening system that is targeted to the identification of compounds that can modulate programmed cell death, or apoptosis. Compounds that modulate apoptosis fall into two primary categories:

  •
  Compounds that induce apoptosis may serve as new drugs for cancer; and

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

High-Throughput Screening Assays

        We identify promising compounds from large compound libraries using cell-based, High-Throughput Screening (HTS) assays to monitor the activity of caspases, key enzymes that modulate and carry out the cellular signaling pathways involved in apoptosis. These HTS assays are able to monitor activation or inhibition of the caspase cascade inside a wide variety of living cells.

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

        Using HTS, we have already screened approximately one million small molecule compounds and have discovered several classes of novel caspase activators/apoptosis inducers active in drug-resistant cancers. Furthermore, the assay has a high selectivity for therapeutically useful apoptosis inducers because, unlike many other oncology drug screens which rely on cell-kill or growth inhibition measurements, non-specific poisons are not detected by our assay.

Apoptosis Inducers—Anti-Cancer Candidates

        One of the key obstacles hindering cancer therapy is the fact that many cancers are resistant to currently used chemotherapeutic agents. Cytotoxic (chemotherapeutic) drugs can trigger cancer cells to undergo apoptosis by re-activating the dormant caspase cascade, however, recurrent treatment often fails due to the tumor cells' ability to develop resistance mechanisms that block certain apoptosis pathways leading to drug resistance and the inability to induce cell death.

        Over the past several years we have employed our HTS assays to identify compounds that may overcome these resistance mechanisms and destroy cancer cells by activating the caspase cascade. This work has resulted in the identification of 15 compound candidates that can initiate apoptosis even in cancer cells that have developed resistance to currently used chemotherapeutic agents.

        Two of our lead cancer drug candidates identified with our high-throughput screening technology are highlighted below.

        MX2167: Potent, rapid and broad-spectrum inducer of apoptosis that acts on the cell surface and has demonstrated potency against breast, prostate, non-small cell lung cancer, small cell lung cancer and leukemia. This compound has demonstrated efficacy in multiple single agent xenograft cancer models and has a novel mechanism of action.

        MX126374: Part of a family of compounds that shows selectivity for breast and colorectal tumor cell lines, but does not appear to be active in killing normal cells. MX126374 has demonstrated efficacy in multiple xenograft cancer models and has a novel mechanism of action.

Apoptosis Inhibitors—Degenerative Diseases

        Our caspase inhibitor technology platform consists of five unique compound families totaling approximately 150 compounds. Our objective is to commence the licensing of these compounds in 2002. We are also pursuing the development of a number of rationally designed caspase enzyme inhibitors, including MX1013. Results of preclinical studies of MX1013 were presented at the American Heart Association Meeting in August 2001. The results suggested that MX1013 was effective in preventing apoptosis in animal models of myocardial infarction, stroke and hepatitis, including a greater than 50% reduction in infarct size (heart damage) in two myocardial infarction models. Furthermore, in a rat middle cerebral artery occlusion reperfusion brain ischemia model, an intravenous bolus of MX1013 followed by infusion after occlusion resulted in a 50% reduction of mean brain infarct volume. MX1013 has also been shown to be highly active in preclinical models of acute liver failure associated with FAS-induced hepatitis and sepsis.

Product Development and Collaborative Relationships

        We conduct our research, clinical trials and other product development activities through a combination of efforts by our internal personnel and collaborative programs. For Ceplene and the MX8899 topical gel, we rely upon our clinical management personnel in collaboration with universities and other clinical research sites, contract research organizations and other similar service providers and persons. Earlier-stage research and development efforts related to the apoptosis modulator technology are primarily conducted in our internal laboratories, although we expect to rely on pharmaceutical company collaborative relationships to advance the clinical development of certain compounds and indications encompassed by this technology. We have relied upon licensing and other transactions to gain access to certain of our proprietary technologies.

Ceplene Collaborations

        In 2001 we entered into an agreement with Schering Corporation related to our Phase 2 clinical trial of the triple-drug combination of Ceplene, Peg-Intron and Rebetol in nonresponder hepatitis C patients. Under the agreement, we have full responsibility for conducting the clinical trial, and Schering is providing the Peg-Intron and Rebetol product and performing the viral testing for the study at no cost to us. Both Maxim and Schering will retain marketing responsibilities and revenues for our respective drugs. However, we have agreed that for a limited period of time, before entering into an agreement granting a third party the rights to market Ceplene in any territory, we will allow Schering the option to elect to enter into an agreement with Maxim under terms equivalent to those negotiated with the third party.

        In 2000, we entered into a development collaboration with F. Hoffmann-La Roche Ltd., Switzerland and its US branch Hoffmann-La Roche, Inc. to undertake the clinical development and approval of Ceplene in combination with Pegasys®, Roche's pegylated interferon-alpha agent. In 2001, we and Roche agreed to terminate the development collaboration. Maxim initiated the termination, and we believe that the termination was in our best interest, as the rate of progress under the collaboration was not acceptable to us.

        During 1998, we entered into clinical collaborations with Chiron Corporation. Chiron has provided the IL-2 drug (Proleukin®) and other assistance related to our Phase 3 AML clinical trial.

        These aforementioned collaborations reinforce our belief that Ceplene is complementary rather than competitive with many existing and future drugs, and may be the key to the successful use of many immunotherapeutic agents. We expect to pursue a major pharmaceutical collaboration to provide additional resources to assist with the future development of Ceplene.

Apoptosis Modulator and Other Collaborations

        In 2000, we licensed our MX2105 series of anti-cancer compounds to Shire BioChem. The agreement requires that Shire BioChem make licensing, research and milestone payments to us totaling up to $55 million assuming the successful commercialization of the compound for the treatment of two cancer indications, as well as pay a royalty on product sales resulting from this collaboration. Shire BioChem will provide the preclinical testing, manufacturing development, and clinical development of the compound.

        In 2000, we entered into a collaboration with Celera Genomics under which we have screened approximately 400,000 compounds from Celera's proprietary libraries using our high-throughput screening technology. We will also perform research regarding the mechanisms of action for any promising compounds identified during the screening process. The agreement calls for Celera to perform the preclinical work for such compounds. Under the agreement we have the option to elect, at our sole discretion, to jointly develop with Celera any compounds that are taken into clinical trials and to share equally the development costs and commercial revenues. In 2002 we expanded our collaboration with Celera to encompass the screening of up to an additional 300,000 compounds.

        One of our objectives for the apoptosis modulator technology is to complete a broad discovery partnership to advance multiple drug candidates into clinical trials and to undertake the development costs associated with this program.

Marketing and Sales

        Assuming FDA approval of Ceplene, we plan to co-promote the drug candidate in the United States. The treatment of cancer is a highly specialized activity in which the approximately 10,000 practicing oncologists in the United States tend to be concentrated in approximately 1,500 major medical centers. Co-promoting Ceplene in the United States requires us to build a marketing and sales infrastructure, including sales representatives, through the recruitment of qualified personnel.

        To assist with co-promotion in the United States and with marketing Ceplene in key international markets, we expect to establish alliances with one or more pharmaceutical companies. In 1999, we entered into an agreement granting F. H. Faulding & Co., Ltd. the right to market Ceplene in Australia and New Zealand. Also during 1999, we entered into an agreement granting MegaPharm, Ltd. the right to market Ceplene in Israel.

        Our marketing strategies for the apoptosis modulator and topical gel technologies will rely upon out-licensing and other collaborative relationships. For example, our MX2105 series of anti-cancer compounds was licensed to Shire BioChem under an agreement that calls for Shire BioChem to market any products within this series that attain regulatory approval.

Manufacturing

        We do not intend to acquire or establish our own dedicated manufacturing facilities for Ceplene in the foreseeable future. There are a number of facilities in compliance with FDA Good Manufacturing Practice available for contract manufacturing, and we have contracted with established pharmaceutical manufacturers for the production of Ceplene. These manufacturers are supplying the Ceplene required for our current clinical trial activities and have demonstrated the capability to supply commercial quantities of the product for any potential market launch.

        We believe that, in the event of the termination of an agreement with any single supplier or manufacturer, we would likely be able to enter into agreements with other suppliers or manufacturers on similar terms. We are currently establishing relationships with additional manufacturers to provide alternate sources of supply for Ceplene. We currently rely upon similar relationships for the manufacturing of our apoptosis modulator and topical gel drug candidates and expect to continue to rely upon such relationships in the future.

Patents, Licenses and Proprietary Rights

        We own or have the rights to 32 issued or allowed U.S. patents and 45 U.S. patent applications. Corresponding patent applications have been filed, and in a number of instances patents have been issued, in major international markets, including Europe, Australia and Japan. Our policy is to file, where possible, patent applications to protect technologies, inventions and improvements that are important to the development of our business. We have devoted substantial attention and resources to our patent and license portfolio. Maintaining patents and licenses and conducting an assertive patent prosecution strategy is a priority for us.

Key Granted Patents and Pending Applications

        We own or have rights to 16 U.S. patents or allowed applications related to Ceplene, a technology platform based upon histamine, a naturally occurring H2 receptor agonist. These patents encompass various topics relating to:

  •
  therapeutic administration of histamine;

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

  •
  methods for the therapeutic administration of histamine and related compounds, the combination of histamine or related compounds and a controlled release carrier, and a device for the administration of histamine and related compounds;

  •
  novel synthetic method for the production of pharmaceutical-grade histamine dihydrochloride;

  •
  administration of histamine to inhibit oxidative damage for the treatment of ischemia or reperfusion injury, infectious disease, autoimmune or inflammatory diseases, and neurodegenerative diseases.

        A number of corresponding patents have also issued in international markets.

        We also own or have rights to 20 patent applications in the United States relating to the use of Ceplene with other cytokines and immunotherapies, mechanisms, rates and routes of administration, and other proprietary claims that have also been filed internationally.

        We hold or have rights to 8 U.S. patents and 22 U.S. patent applications related to the apoptosis modulator technology. Corresponding patent applications related to the above have also been filed internationally.

        We own or have rights to seven issued or allowed U.S. patents and two U.S. patent applications for material compositions and other rights underlying the topical gel technology. Corresponding patents for the above have also been filed internationally.

Technology Rights

        In 1993, we entered into a technology transfer agreement under which we purchased certain intellectual property and patent rights related to our Ceplene technology. The technology transfer agreement required that we pay certain royalty obligations to the two inventors of the technology, although one of the inventors waived his royalty rights as part of a subsequent agreement with us. In October 1999, we entered into a new royalty agreement with the remaining inventor under which we agreed to pay $1 million over three years in exchange for a reduced royalty rate. We have also filed a large number of additional patent applications and received a substantial number of additional patents encompassing the Ceplene technology as described above.

        In 1998, we entered into a license agreement with Professional Pharmaceuticals, Inc. (PPI) for an exclusive, worldwide license to technology related to material compositions and other patent rights underlying the topical gel technology. The license agreement requires that we pay certain royalty obligations to PPI. We have also filed an additional patent application related to the topical gel technology.

        In 2000, we acquired Cytovia, Inc., a privately held biopharmaceutical research company. The technology rights associated with our apoptosis modulator program were acquired in this transaction.

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

        The results of the preclinical and clinical testing on a non-biologic drug and certain diagnostic drugs are submitted to the FDA in the form of an NDA for approval prior to commencement of commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all, for any of our products. Similar procedures are in place in countries outside the United States.

European and Other Regulatory Approval

        Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other regions will likely be necessary prior to commencement of marketing the product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant, or may require additional data before granting, an approval even though the relevant product has been approved by the FDA or another authority. As with the FDA, the regulatory authorities in the European Union countries and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular countries varies, but generally follows a similar sequence to that described above for FDA approval. In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing. The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries.

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

        In the area of immunotherapy, the impact of competition for Ceplene may be reduced by the fact that the drug may be complementary to many other immunotherapeutic agents. Our current clinical testing combines the administration of Ceplene with the administration of cytokines, certain immunotherapeutic agents. Accordingly, Ceplene and these immunotherapeutic agents may not be competitive but may play complementary and synergistic roles in enhancing the immune system. For this reason, we believe that continuing advancements in the overall field of immunotherapy may create new opportunities for Ceplene.

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

Employees and Consultants

        As of December 15, 2002, Maxim had 115 full-time employees, all but three of whom were based at its two facilities in San Diego, California. The Company believes its relationships with its employees are satisfactory.

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

RISK FACTORS

        You should carefully consider the following risk factors and the other information included herein as well as the information included in other reports and filings made with the Securities and Exchange Commission before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

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

        Ceplene and our other drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other governmental and foreign regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. Even if we believe that preclinical and clinical data are sufficient to support regulatory approval for a drug candidate, the FDA and foreign regulatory authorities may not ultimately approve the candidate for commercial sale in any jurisdiction. The FDA or foreign regulators may refuse to approve an application for approval of a drug candidate if they believe that applicable regulatory criteria are not satisfied. The FDA or foreign regulators may also require additional testing for safety and efficacy. For example, in 2000, we submitted an NDA to the FDA seeking approval to market Ceplene based on the data from our first Phase 3 clinical study in advanced metastatic melanoma. In January 2001, the FDA determined that a second study will be required to support approval. In response to the FDA request, in January 2002 we commenced another Phase 3 trial. Although we believe that this additional Phase 3 trial, in combination with the results of the first Phase 3 trial, will support approval in the U.S. and other countries, we have no assurance that (i) the results from this additional Phase 3 trial will confirm the results from the first Phase 3 trial, (ii) the FDA will not require additional Phase 3 trials, or (iii) the FDA will approve our NDA.

        In addition, manufacturing facilities operated by the third party manufacturers with whom we contract to manufacture Ceplene and our other drug candidates may not pass an FDA or foreign regulatory preapproval inspection. Moreover, if the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval.

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

        We may encounter problems with any of our completed, ongoing or planned clinical studies. For example, we may encounter delays in commencing studies or enrolling volunteers, lower than anticipated retention rate of volunteers in a trial, or serious side effects experienced by study participants relating to the drug candidate. Factors that could affect patient enrollment include the size of the patient enrollment population for the targeted disease, eligibility criteria, proximity of eligible patients to clinical sites, clinical trial protocols, and the existence of competing protocols, including competitive financial incentives for patients and clinicians, and existing approved drugs. If we encounter any delay in the commencement, conduct or completion of our clinical studies for Ceplene or our other drug candidates, we may experience the following consequences:

  •
  the analysis of data from our clinical studies and the reporting of results may be delayed;

  •
  the submission of our applications for regulatory approval of Ceplene and other drug candidates with regulatory authorities in North America, Europe, and elsewhere in the world may be delayed;

  •
  regulatory approval of our drug candidates may be delayed and may not occur on a timely basis, delaying the generation of revenues from the commercial sale of any of our marketed products;

  •
  we may not have the financial resources to continue and complete research and development of any of our product candidates; and

  •
  we may not be able to enter into collaborative arrangements relating to any product as a result of the delay in clinical development or regulatory filings.

We have been named as a defendant in securities class action litigation that could result in substantial costs and divert management's attention and resources.

        In December 2000, plaintiff Blake Martin, on behalf of himself and purportedly on behalf of a class of our stockholders, filed a complaint in the United States District Court for the Southern District of California against us and certain of our officers, alleging violations of federal securities laws related to declines in our stock price. Thereafter, approximately thirteen similar complaints were filed in the same court (collectively "Southern District Complaints"). The Southern District Complaints have been consolidated into a single action. All complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets relating to our drug candidate, Ceplene. In December 2001, we filed a motion to dismiss the Southern District Complaints, which was heard in February 2002. On April 22, 2002, the court granted our motion to dismiss but gave the plaintiff 30 days to file an amended complaint. In May 2002, the plaintiff filed an amended complaint, and we filed a motion to dismiss the amended complaint in June 2002, which is currently under submission with the court. The complaints have been tendered to our insurance carrier.

        In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego against us and two of our officers based on similar facts and circumstances, alleging fraud and negligent misrepresentation in connection with our acquisition of Cytovia. In November 2001, we filed a petition to compel arbitration of one state court action, and such motion was granted in January 2002. The second lawsuit has been stayed pending the resolution of the arbitration proceeding. An arbitration proceeding with the American Arbitration Association has been initiated, but the arbitration has not yet been scheduled.

        No assurances can be made that we will be successful in our defense of these claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and the plaintiffs and defense lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business.

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

        We currently intend to co-market Ceplene in the United States, if it is approved by the FDA. Maxim has never before marketed or sold any pharmaceutical product. In order to co-market Ceplene or certain other drug candidates, we will need to hire a significant number of people with relevant pharmaceutical experience to staff our sales force and marketing group, and possibly also to make appropriate arrangements with strategic partners. If we cannot develop the required marketing and sales expertise both internally and through our partnering arrangements, our ability to generate revenue from product sales will likely suffer.

        In addition to a collaborative partner in the United States, we expect to rely on collaborative partners to market and sell Ceplene in international markets, and such arrangements may be sought to market certain other drug candidates in all markets. We have not yet entered into any collaborative arrangement with respect to marketing or selling Ceplene with the exception of agreements relating to Australia, New Zealand and Israel, and have not entered into any agreements regarding the marketing or selling of our other drug candidates with the exception of a license agreement relating to our MX2105 series of anti-cancer compounds. We cannot guarantee that we will be able to enter into any such arrangements on terms favorable to us, or at all. If we are able to enter into marketing and selling arrangements with collaborative partners, we cannot assure you that such marketing collaborators will apply adequate resources and skills to their responsibilities, or that their marketing efforts will be successful.

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

        We are a development-stage enterprise. We have experienced net losses every year since our inception. Our net losses applicable to common stock were $64.3 million, $37.3 million and $82.5 million for the years ended September 30, 2002, 2001 and 2000. As of September 30, 2002, we had an accumulated deficit of approximately $261 million. We anticipate incurring substantial additional losses over at least the next several years related to developing and testing our drug candidates and preparing for commercialization and planned market launches of our products. If we do not become profitable, our stock price will be negatively affected, and we may ultimately be forced to discontinue our operations. We may never generate sufficient product revenue to become profitable. We expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

We will need to raise additional funds in the future. If we are unable to obtain the funds necessary to continue our operations, we will be required to delay, scale back or eliminate one or more of our drug development programs.

        We have already spent substantial funds developing our products and business. We expect to continue to have negative cash flow from our operations for at least the next several years. We will have to raise additional funds to complete the development of our drug candidates and to bring them to market. Our future capital requirements will depend on numerous factors, including:

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

        Additional financing may not be available on acceptable terms, if at all. If adequate funds are not available, we will be required to delay, scale back or eliminate one or more of our drug development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

We compete against many companies and research institutions that are developing products to treat the same diseases as our drug candidates. To the extent these competitors are successful in developing and marketing such products, our future potential market share and revenues could be reduced.

        There are many companies, both publicly and privately held, including well-known pharmaceutical companies and academic and other research institutions, engaged in developing pharmaceutical products for the treatment of life-threatening cancers and liver diseases. Products developed by any of these companies or institutions may demonstrate greater safety or efficacy than our drug candidates or be more widely accepted by doctors, patients or third-party payors. Many of our competitors and potential competitors have substantially greater capital, research and development capabilities and human resources than we do. Many of these competitors also have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals. If any of our drug candidates are approved for commercial sale, we will also be competing with companies that have greater resources and experience in manufacturing, marketing and selling pharmaceutical products. To the extent that any of our competitors succeed in developing products that are more effective, less costly or have better side effect profiles than our products, then our future potential market share could decrease which may have a negative impact on our business.

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

        The pharmaceutical industry has experienced extensive litigation regarding patent and other intellectual property rights. Although, to date, we are not aware of any intellectual property claims against us, in the future we could be forced to incur substantial costs in defending ourselves in lawsuits that are brought against us claiming that we have infringed on the patent rights of others or in asserting our patent rights in lawsuits against other parties. We may also be required to participate in interference proceedings declared by the U.S. Patent and Trademark Office or international patent authorities for the purpose of determining the priority of inventions in connection with our patent applications or other parties' patent applications. Adverse determinations in litigation or interference proceedings could require us to seek licenses that may not be available on commercially reasonable terms or subject us to significant liabilities to third parties.

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

Our future success depends on our ability to attract and retain key personnel.

        Our success will depend, to a great extent, upon the experience, abilities and continued services of our executive officers and key research and development personnel. If we lose the services of any of these officers or key research and development personnel, our business could be harmed. Our success also will depend upon our ability to attract and retain other highly qualified research and development, managerial, manufacturing and sales personnel and our ability to develop and maintain relationships with qualified clinical researchers. Competition for these personnel and relationships is intense and we compete with numerous pharmaceutical and biotechnology companies as well as with universities and non-profit research organizations. We may not be able to continue to attract and retain qualified personnel or develop and maintain relationships with clinical researchers.

The marketability of our products may depend on reimbursement and reform measures in the health care industry.

        Our success may depend, in part, on the extent to which reimbursement for the costs of therapeutic products and related treatments will be available from third-party payors such as U.S. and foreign government health administration authorities, private health insurers, managed care programs and other organizations. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators and third-party health care payors to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain products. We cannot guarantee that similar U.S. federal or state or foreign health care legislation will not be adopted in the future or that any products sought to be commercialized by us will be considered cost-effective or that adequate third-party insurance coverage will be available for us to establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. Moreover, the existence or threat of cost control measures could have an adverse effect on the willingness of potential collaborators to pursue research and development programs related to our products.

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

  •
  economic and other external factors, disasters or crisis, as well as period-to-period fluctuations in our financial results;

  •
  market conditions for pharmaceutical and biotechnology stocks, whether or not related to results or news regarding us or our competitors; and

  •
  publicity regarding actual or potential medical results relating to products under development by us or our competitors.

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

Certain anti-takeover provisions in our charter, by-laws, shareholder rights plan and under Delaware law may deter a third party from acquiring us, even though such acquisition may be beneficial to our stockholders.

        Certain provisions of our charter and by-laws may make it more difficult for a third party to acquire control of us, even though such acquisition may be beneficial to our stockholders. These provisions include:

  •
  a staggered or classified board;

  •
  the inability of stockholders to act by written consent; and

  •
  no right to remove directors other than for cause.

        We have also adopted a shareholder rights plan or "poison pill." Our shareholder rights plan is designed to protect our shareholders in the event of an unsolicited bid to acquire the company. In general terms, the rights plan imposes a significant penalty upon any person or group that acquires 15% or more of our outstanding common stock without the approval of our board of directors. Our shareholder rights plan could discourage a third party from attempting to acquire us through an acquisition of our outstanding voting stock, even though such acquisition may be beneficial to our stockholders.

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

        Furthermore, we are subject to the provisions of Section 203 of the DGCL, an anti-takeover law, which may also dissuade a potential acquiror of our common stock, even though such acquisition may be beneficial to our stockholders.

ITEM 2. PROPERTIES

        We currently lease approximately 61,973 square feet of laboratory and office space in three facilities in San Diego, California. Approximately 7,264 square feet of laboratory and office space is subleased to third parties. We believe that our existing facilities will be adequate to accommodate the implementation of our current business strategies.

ITEM 3. LEGAL PROCEEDINGS

        In December 2000, plaintiff Blake Martin, on behalf of himself and purportedly on behalf of a class of the Company's stockholders, filed a complaint in the United States District Court for the Southern District of California against the Company and certain of the Company's officers, alleging violations of federal securities laws related to declines in the Company's stock price. Thereafter, approximately thirteen similar complaints were filed in the same court (collectively "Southern District Complaints"). The Southern District Complaints have been consolidated into a single action. All complaints allege claims in connection with various alleged statements and omissions to the public and to the securities markets relating to the Company's drug candidate, Ceplene. In December 2001, the Company filed a motion to dismiss the Southern District Complaints, which was heard in February 2002. On April 22, 2002, the court granted the Company's motion to dismiss but gave the plaintiff 30 days to file an amended complaint. In May 2002, the plaintiff filed an amended complaint, and the Company filed a motion to dismiss the amended complaint in June 2002, which is currently under submission with the court. The complaints have been tendered to the Company's insurance carrier.

        In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego against the Company and two of its officers based on similar facts and circumstances, alleging fraud and negligent misrepresentation in connection with our acquisition of Cytovia. In November 2001, the Company filed a petition to compel arbitration of one state court action, and such motion was granted in January 2002. The second lawsuit has been stayed pending the resolution of the arbitration proceeding. An arbitration proceeding with the American Arbitration Association has been initiated, but the arbitration has not yet been scheduled.

        No assurances can be made that the Company will be successful in its defense of these claims. If the Company is not successful in its defense of such claims, the Company could be forced to make significant payments to its stockholders and the plaintiff and defense lawyers, and such payments could have a material adverse effect on the Company's business, financial condition and results of operations if not covered by the Company's insurance carrier. Even if the Company's defense against such claims is successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended September 30, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) The information required by this Item 5(a) is incorporated herein by reference to the information set forth in our Annual Report to Stockholders for the fiscal year ended September 30, 2002, filed as Exhibit 13.1 hereto.

        (b) Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this Item 6 is incorporated herein by reference to the information set forth in our Annual Report to Stockholders for the fiscal year ended September 30, 2002, filed as Exhibit 13.1 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this Item 7 is incorporated herein by reference to the information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report to Stockholders for the fiscal year ended September 30, 2002, filed as Exhibit 13.1 hereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The information required by this Item 7A is incorporated herein by reference to the information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report to Stockholders for the fiscal year ended September 30, 2002, filed as Exhibit 13.1 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item 8 is incorporated herein by reference to the information set forth in our Annual Report to Stockholders for the fiscal year ended September 30, 2002, filed as Exhibit 13.1 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning directors and executive officers is incorporated herein by reference to the information under the captions "Election of Directors" and "Executive Officers of the Company" set forth in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2002, for our Annual Meeting of Stockholders to be held on February 20, 2003.

        Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" set forth in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2002, for our Annual Meeting of Stockholders to be held on February 20, 2003.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated herein by reference to the information under the caption "Executive Compensation" set forth in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2002, for our Annual Meeting of Stockholders to be held on February 20, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 is incorporated herein by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2002, for our Annual Meeting of Stockholders to be held on February 20, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated herein by reference to the information under the caption "Certain Transactions" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2002, for our Annual Meeting of Stockholders to be held on February 20, 2003.

ITEM 14. CONTROLS AND PROCEDURES

  (a)
  Evaluation of Disclosure Controls and Procedures.

    Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

  (b)
  Changes in Internal Controls.

    There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Annual Report:

1.
Consolidated Financial Statements

  The following financial statements, including the Notes thereto, are incorporated herein by reference to our Annual Report to Stockholders for the fiscal year ended September 30, 2002 filed as Exhibit 13.1 hereto:

  Consolidated Balance Sheets as of September 30, 2002 and 2001
  Consolidated Statements of Operations for the years ended September 30, 2002, 2001, and 2000, and from inception (October 23, 1989) through September 30, 2002
  Consolidated Statements of Stockholders' Equity from inception (October 23, 1989) through September 30, 2002
  Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001, and 2000, and from inception (October 23, 1989) through September 30, 2002

  2.
  Financial Statement Schedules

  All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

  3.
  Exhibits

(a)
See list of Exhibits set forth in paragraph (c) below.

(b)
The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2002.

(c)
Exhibits

INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. (6)
3.3	Rights Agreement, dated as of June 15, 2000, between the Registrant and American Stock Transfer & Trust Company, as Rights Agents. (7)
3.4	Bylaws of Registrant. (1)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4.
10.1	Form of Indemnification Agreement for directors and officers of the Registrant. (1)
10.2	Option to Buy Technology and Rights Agreement, dated March 30, 1993, between the Registrant and Estero Anstalt. (1)†
10.3	Security Agreement, dated July 27,1993, between the Registrant and Estero Anstalt. (1)†
10.4	Exclusive License Agreement dated June 14, 1995, among the Registrant, Jan Holmgren, M.D., Ph.D., Cecil Czerkinsky, Duotol AB and Triotol Ltd. (1)†
10.5	Agreement, dated December 2, 1995, among the Registrant, Syntello Vaccine Development AB and Estero Anstalt. (1)†
10.6	Agreement, dated April 23, 1996, among the Registrant, Anders Vahlne, M.D., Ph.D. and Syntello Vaccine Development AB. (1)†
10.7	Amended and Restated 1993 Long-Term Incentive Plan and forms of stock option agreements. (2)
10.8	Employment Agreement dated November 16, 2001 between the Registrant and Kurt R. Gehlsen.* (13)
10.9	Employment Agreement dated November 16, 2001 between the Registrant and Larry G. Stambaugh.* (13)
10.10	Lease dated May 28, 1998 between Del Mar Capital Group/Ridgeview, LLC, as Landlord, and the Registrant. (12)
10.11	Lease dated July 21, 1998 between British Pacific Properties, a California Corporation, as Landlord, and the Registrant. (3)
10.12	License Agreement dated November 6, 1998 among the Registrant, Professional Pharmaceutical, Inc., Bruce A. Jack, D.D.S. and B. Thomas White, R.PH. (4)
10.13	Common Stock Purchase Warrant, No. #99AR-1, to purchase 200,000 shares of the Registrant's common stock, issued to The Kriegsman Group on March 3, 1999. (5)
10.14	Research and License Agreement effective July 10, 2000 with BIOCHEM Pharma Inc. (8)‡
10.15	Registrant's 2000 Nonstatutory Stock Option Plan. (8)
10.16	Secured Revolving Promissory Note dated December 8, 2000 between Larry G. Stambaugh and the Registrant. (8)
10.17	Loan and Security Agreement dated October 9, 2000 between the Registrant and Silicon Valley Bank. (9)
10.18	Assignment of Deposit Account dated April 11, 2001 between the Registrant, Silicon Valley Bank and Geoffrey B. Altman. (10)
10.19	Assignment of Deposit Account dated April 11, 2001 between the Registrant, Silicon Valley Bank and Kurt R. Gehlsen. (10)
10.20	Assignment of Deposit Account dated April 11, 2001 between the Registrant, Silicon Valley Bank and Dale A. Sander and Denise M. Sander. (10)
10.21	Loan Modification Agreement dated March 21, 2001 between the Registrant and Silicon Valley Bank. (10)

10.22	Loan Modification Agreement dated April 25, 2001 between the Registrant and Silicon Valley Bank. (10)
10.23	Registrant's 2001 Incentive Stock Option Plan. (10)
10.24	Employment Agreement dated June 30, 2001 between the Registrant and Karl-Hermann Bremeyer.* (11)
10.25	Employment Agreement dated January 2, 2002 between the Registrant and Philippe G. Prokocimer.* (13)
10.26	Amendment dated December 8, 2001 to the Secured Revolving Promissory Note between the Registrant and Larry G. Stambaugh.*(13)
10.27	Amended and Restated Employment Agreement dated June 1, 2002 between the Registrant and Dale A. Sander.* (14)
10.28	Employment Agreement dated June 1, 2002 between the Registrant and Pam G. Gleason.* (14)
10.29	Loan Modification Agreement dated July 29, 2002 between the Registrant and Silicon Valley Bank. (14)
10.30	Amendment to Assignment of Deposit Account dated July 23, 2002 between the Registrant, Silicon Valley Bank and Geoffrey B. Altman. (14)
10.31	Amendment to Assignment of Deposit Account dated July 23, 2002 between the Registrant, Silicon Valley Bank and Kurt R. Gehlsen. (14)
10.32	Amendment to Assignment of Deposit Account dated July 23, 2002 between the Registrant, Silicon Valley Bank and Dale A. Sander and Denise M. Sander. (14)
13.1	Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2002.
23.1	Consent of KPMG LLP, Independent Auditors.
24.1	Power of Attorney. Reference is made to page 36.
99.1	Certification of Larry G. Stambaugh, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Anthony E. Altig, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)
Previously filed together with Registration Statement on Form S-3 (File No. 333-84711) or amendments thereto and incorporated herein b reference.

(6)
Previously filed together with Registrant's Current Report on Form 8-K (File No. 1-14430) dated February 25, 2000 and incorporated herein by reference.

(7)
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

(10)
Previously filed together with Registrant's Quarterly Report on Form 10-Q (File No. 1-14430) dated March 31, 2001 and incorporated herein by reference.

(11)
Previously filed together with Registrant's Quarterly Report on Form 10-Q (File No. 1-14430) dated June 30, 2001 and incorporated herein by reference.

(12)
Previously filed together with the Registrant's Annual Report on Form 10-K (File No. 1-14430) dated September 30, 2001 and incorporated herein by reference.

(13)
Previously filed together with Registrant's Quarterly Report on Form 10-Q (File No. 1-14430) dated December 31, 2001 and incorporated herein by reference.

(14)
Previously filed together with Registrant's Quarterly Report on Form 10-Q (File No. 1-14430) dated June 30, 2002 and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXIM PHARMACEUTICALS, INC.
By:	/s/ ANTHONY E. ALTIG Anthony E. Altig, Vice President, Finance and Chief Financial Officer Date: December 20, 2002

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry G. Stambaugh and Anthony E. Altig, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LARRY G. STAMBAUGH Larry G. Stambaugh	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 20, 2002
/s/ ANTHONY E. ALTIG Anthony E. Altig	Vice President, Finance, and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	December 20, 2002
/s/ THEODOR H. HEINRICHS Theodor H. Heinrichs	Director	December 20, 2002
/s/ GARY E. FRASHIER Gary E. Frashier	Director	December 20, 2002
/s/ PER-OLOF MARTENSSON Per-Olof Martensson	Director	December 20, 2002
/s/ F. DUWAINE TOWNSEN F. Duwaine Townsen	Director	December 20, 2002

CERTIFICATION BY CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Larry G. Stambaugh, certify that:

  1.
  I have reviewed this annual report on Form 10-K of MAXIM PHARMACEUTICALS CORPORATION;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002	/s/ LARRY G. STAMBAUGH Larry G. Stambaugh Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION BY CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Anthony E. Altig, certify that:

  1.
  I have reviewed this annual report on Form 10-K of MAXIM PHARMACEUTICALS CORPORATION;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002	/s/ ANTHONY E. ALTIG Anthony E. Altig Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART 1
Estimated Incidence for Selected Cancers for 2002 for the United States
PART II
PART III
INDEX
SIGNATURES
CERTIFICATION BY CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION BY CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002