Form 10-Q
period 2002-12-31
MAXIM PHARMACEUTICALS INC
filed 2003-02-12
CIK 1013351

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2002

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

Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

        As of February 3, 2003, the registrant had 23,328,307 shares of Common Stock, $.001 par value, outstanding.

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development State Company)

INDEX

		Page
Part I—Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited)—December 31, 2002 and September 30, 2002	1
	Condensed Consolidated Statements of Operations (unaudited)—Three Months Ended December 31, 2002 and 2001 and from Inception (October 23, 1989) through December 31, 2002	2
	Condensed Consolidated Statements of Cash Flows (unaudited)—Three Months Ended December 31, 2002 and 2001 and from Inception (October 23, 1989) through December 31, 2002	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
Part II—Other Information
Item 1.	Legal Proceedings	20
Item 6.	Exhibits and Reports on Form 8-K	20
SIGNATURES		21
CERTIFICATIONS		22

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	As of December 31 2002	As of September 30 2002
ASSETS
Current Assets:
Cash and cash equivalents	$20,712	$24,775
Investments in marketable securities, available for sale	76,620	83,216
Accrued interest and other current assets	3,159	3,109

Total current assets	100,491	111,100
Restricted cash and cash equivalents	3,500	3,500
Property and equipment, net	5,495	5,578
Patents and licenses, net	2,981	2,893
Note receivable from officer, net of allowance of $700,000 at December 31, 2002 and September 30, 2002	2,287	2,409
Deposits and other assets	161	164

Total assets	$114,915	$125,644

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,052	$1,857
Accrued expenses	2,594	2,648
Notes payable and current portion of long-term debt and obligations under capital leases	1,110	1,347
Deferred revenue	475	475

Total current liabilities	5,231	6,327
Long-term debt and obligations under capital leases, excluding current portion	1,488	1,684
Provision for loan guarantee for officer	900	900
Commitments and contingencies
Stockholders' Equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2002 and September 30, 2002	—	—
Common stock, $.001 par value, 40,000,000 shares authorized; 23,328,307 and 23,311,191 shares issued and outstanding at December 31, 2002 and September 30, 2002, respectively	23	23
Additional paid-in capital	376,713	376,667
Deficit accumulated during the development stage	(270,378)	(261,048)
Accumulated other comprehensive income	938	1,091

Total stockholders' equity	107,296	116,733

Total liabilities and stockholders' equity	$114,915	$125,644

See Accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	Three Months Ended December 31
			From Inception (October 23, 1989) Through December 31, 2002
	2002	2001
Collaboration and research revenue	$390	$447	$11,378
Operating expenses:
Research and development	8,255	7,457	181,507
Marketing and business development	372	721	20,648
General and administrative	1,907	1,663	34,497
Amortization of goodwill and other acquisition-related intangible assets	—	—	2,955
Purchased in-process technology	—	—	42,300
Provisions for note receivable and loan guarantee to/for officers	—	—	1,600

Total operating expenses	10,534	9,841	283,507

Loss from operations	(10,144)	(9,394)	(272,129)

Other income (expense):
Investment income	825	1,605	28,181
Gain on sale of assets	—	—	4,435
Interest expense	(33)	(52)	(2,704)
Other income	22	16	18

Total other income	814	1,569	29,930

Loss before cumulative effect of accounting change and preferred stock dividends	(9,330)	(7,825)	(242,199)
Cumulative effect of accounting change	—	(28,179)	(28,179)

Net loss before preferred stock dividends	(9,330)	(36,004)	(270,378)
Dividends on preferred stock	—	—	5,496

Net loss applicable to common stock	$(9,330)	$(36,004)	$(275,874)

Basic and diluted net loss per share of common stock
Excluding cumulative effect of accounting change	$(0.40)	$(0.34)
Cumulative effect of accounting change	—	(1.21)

Basic and diluted net loss per share of common stock	$(0.40)	$(1.55)

Weighted average shares outstanding	23,313,609	23,253,460

See Accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	Three Months Ended December 31
			From Inception (October 23, 1989) Through December 31, 2002
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(9,330)	$(36,004)	$(270,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	592	566	10,816
Stock contributions to 401(k) plan	46	48	643
Cumulative effect of accounting change	—	28,179	28,179
Stock-based compensation	—	—	1,274
Loss (gain) on disposal of property and equipment	—	2	281
Provisions for note receivable and loan guarantees to/for officers	—	—	1,600
Purchased in-process technology	—	—	44,946
Gain on sale of assets	—	—	(2,146)
Loss on write-off of patents	—	—	444
Amortization of premium on investments	—	—	535
Cumulative effect of reorganization	—	—	1,153
Gain on sale of subsidiary	—	—	(2,288)
Other	—	—	(284)
Changes in operating assets and liabilities:
Accrued interest and other current assets	(50)	300	(1,564)
Deposits and other assets	3	201	(657)
Accounts payable	(805)	(1,466)	(40)
Accrued expenses	(54)	329	1,297
Deferred revenue	—	(281)	475

Net cash used in operating activities	(9,598)	(8,126)	(185,714)
INVESTING ACTIVITIES:
Purchases of marketable securities	(8,972)	(25,435)	(397,503)
Sales and maturities of marketable securities	15,416	33,405	322,329
Purchases of property and equipment	(411)	(190)	(10,461)
Additions to patents and licenses	(136)	(209)	(5,652)
Net proceeds from sale of assets	—	—	3,452
Cash acquired in acquisition of business	—	—	1,121

Net cash provided by (used in) investing activities	5,897	7,571	(86,714)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of stock options and warrants	—	2	253,286
Net proceeds from issuance of preferred stock	—	—	41,298
Payment of preferred stock dividends	—	—	(302)
Proceeds from issuance of notes payable, capital lease and long-term debt	—	475	9,318
Restricted cash	—	—	(3,500)
Payments on notes payable, long-term debt, and capital lease obligations	(484)	(207)	(7,621)
Proceeds from issuance of notes payable to related parties	—	—	4,982
Payments on notes payable to related parties	—	—	(1,330)
Loan to officer	122	(45)	(2,987)

Net cash provided by (used in) financing activities	(362)	225	293,144
Effect of exchange rate changes on cash	—	—	(4)

Net increase (decrease) in cash and cash equivalents	(4,063)	(330)	20,712
Cash and cash equivalents at beginning of period	24,775	20,439	—

Cash and cash equivalents at end of period	$20,712	$20,109	$20,712

Noncash investing activities:
Acquisition of property and equipment under capital lease	$51	$—	$271
Increase (decrease) in fair value of securities available for sale	$(153)	$415	$942

See Accompanying Notes to Condensed Consolidated Financial Statements.

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

        The information at December 31, 2002 and for the three months ended December 31, 2002 and 2001 is unaudited. In the opinion of the Company, these condensed consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the condensed consolidated financial position of the Company as of December 31, 2002 and September 30, 2002, and the condensed consolidated results of operations for the three months ended December 31, 2002 and 2001 and from inception (October 23, 1989) through December 31, 2002. The condensed consolidated results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended September 30, 2002.

2.    TOTAL OTHER COMPREHENSIVE LOSS

        Total other comprehensive loss for the three months ended December 31, 2002 and 2001 was $9,483,000 and $36,419,000, respectively. The difference between total other comprehensive loss and net loss attributable to common stock was composed of unrealized gains and losses on available-for-sale securities and foreign translation gains and losses.

3.    NET LOSS PER SHARE

        Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic net loss per share of common stock is computed by dividing the net loss after deduction of dividends on preferred stock by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by including the additional common shares issuable upon exercise of outstanding options and warrants in the basic weighted average share calculation unless the effect of their inclusion is antidilutive. For the quarters ended December 31, 2002 and 2001, outstanding options and warrants totaled 3,921,315 and 2,973,614, respectively. As these securities were antidilutive, diluted loss per share equaled basic loss per share in each respective period.

4.    ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT—GOODWILL AND OTHER INTANGIBLE ASSETS

        On June 16, 2000, the Company acquired all of the outstanding capital stock of Cytovia, Inc. ("Cytovia"), a privately held biopharmaceutical research company. The transaction was accounted for using the purchase method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 16. The Company recorded goodwill and other intangible assets, consisting of assembled workforce, that combined had an unamortized book value of $28,179,000 at September 30, 2001. Through September 30, 2001, goodwill and assembled workforce were being amortized over 15 years and five years, respectively.

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

        The analyses performed under SFAS No. 142 resulted in an implied fair value of the goodwill of zero. Therefore, a charge of $28,179,000 was recorded during the quarter ended December 31, 2001 reflecting the cumulative effect of change in accounting principle resulting from the adoption of SFAS No. 142 and the related write down of goodwill.

5.    RECLASSIFICATIONS

        Certain amounts in the prior period financial statements have been reclassified to conform with current period classifications.

6.    RELATED PARTY TRANSACTIONS

        In December 2000, the Company entered into a secured revolving promissory note with an officer of the Company. The purpose of the agreement was to allow the repayment of margin loans associated with the exercise of stock options, the payment of income taxes associated with such exercises and the purchase of a residence. The Board determined that it was in the Company's best interest to provide the loan to the officer to avoid the necessity of selling personal holdings of the Company's securities during a period of depressed market prices. The note, as amended, bears interest at an annual rate of 4.0% and is secured by the officer's outstanding options and shares of common stock. During the quarter ended September 30, 2002, the Company determined that the note to the officer had become impaired because the Company determined that the officer did not have the ability to repay the loan in full when due. Accordingly, the Company has not recorded interest income on the note subsequent to June 30, 2002 and recorded an allowance on the note in the amount of $700,000. In December 2002, the officer paid the Company $122,000 of interest due on the note. The entire outstanding balance of principal and interest was due on December 8, 2002. As of the date the note came due, the officer did not have the liquid assets necessary to repay the loan. The Company is reviewing its options and alternatives and intends to collect the outstanding principal and interest on the loan. As of December 31, 2002, the recorded outstanding principal and interest balance on the note was $2,287,000, net of the $700,000 allowance.

        At December 31, 2002, the Company was a guarantor on $1,800,000 in loans made by a bank to two officers and one former officer of the Company. Under the guarantor agreement, the Company granted the bank a security interest in a $1,800,000 certificate of deposit as collateral for the loans the bank made to the officers. The purpose of the guarantees was to allow the payment of income taxes associated with the exercise of stock options. The Board determined that it was in the Company's best interest to provide the guarantees to avoid the necessity of the officers selling personal holdings of the Company's securities during a period of depressed market prices. These loans are due in July 2004. No assets are held as collateral for the guarantees; however, in a case of default the Company would pursue collection from the individuals. During the fourth quarter of fiscal year 2002, the Company determined that it was probable that one of the officers would not have the ability to repay his loan. Therefore, the Company recorded a liability in the amount of $900,000. The Company intends to collect from the officer any amounts that may ultimately be paid by the Company to the bank as a result of the guarantee on behalf of the officer.

7.    CONTINGENCIES

        On December 14, 2000 plaintiff, Blake Martin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company and two officers of the Company, alleging violations of federal securities laws related to declines in the Company's stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. Thereafter, approximately thirteen similar complaints were filed in the Southern District. The Southern District complaints have been consolidated into a single action. No discovery has been conducted. The Company successfully brought a motion to dismiss the consolidated complaint, and plaintiff was given leave to file a second amended complaint. The Company filed a motion to dismiss the second amended complaint, which is currently under submission with the court. The complaints have been tendered to the Company's insurance carrier.

        In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego against the Company and two of its officers based on similar facts and circumstances, alleging fraud and negligent misrepresentation in connection with the Company's acquisition of Cytovia. The Superior Court subsequently issued an order compelling the first lawsuit to an arbitration forum, and the second lawsuit has been stayed pending resolution of the arbitration proceeding. An arbitration proceeding with the American Arbitration Association has been scheduled for May 2003.

        The Company believes that the claims set forth in each of these complaints are without merit, and it intends to engage in a rigorous defense against such claim. No assurances can be made that the Company will be successful in its defense of these claims. If the Company is not successful in its defense of such claims, the Company could be forced to make significant payments to its stockholders and the plaintiffs and defense lawyers, and such payments could have a material adverse effect on the Company's business, financial condition and results of operations if not covered by the Company's insurance carrier. Even if the Company's defense against such claims is successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect the Company's business.

        The Company is a guarantor on $1,800,000 in loans made by a bank to two officers and one former officer of the Company. These loans are due in July 2004. No assets are held as collateral for the guarantees; however, in a case of default the Company would pursue collection from the individuals. During the fourth quarter of fiscal year 2002, the Company determined that it was probable that one of the officers would not have the ability to repay his loan. Therefore, the Company recorded a liability in the amount of $900,000. The Company intends to collect from the officer any amounts that may ultimately be paid by the Company to the bank as a result of the guarantee on behalf of the officer.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. Such forward-looking statements include but are not limited to statements regarding plans for the development and commercialization of the Company's drug candidates and future cash requirements. Such statements are only predictions and the Company's actual results could differ materially from those anticipated or projected in such forward-looking statements. Moreover, the Company assumes no responsibility for the accuracy and completeness of the forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date hereof to conform such statements to actual results or to changes in its expectations. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" following in this Report. As a result, you are cautioned not to rely on these forward-looking statements.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q as well as the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

CRITICAL ACCOUNTING POLICIES

        The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosure of contingent assets and liabilities. These estimates include useful lives for fixed assets, useful lives for intellectual property, estimated lives for license agreements, revenue recognition, allowance for note receivable, reserve related to loan guarantees, valuation of intellectual property, and estimates for clinical trial expenses incurred but not yet billed. On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Under different assumptions or conditions these estimates may vary significantly. In addition, actual results may differ materially from these estimates.

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

        Revenue Recognition.    The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition (SAB No. 101) provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company believes that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101, as noted below.

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

        Clinical trial expenses.    The Company accounts for certain study drug, clinical trial site and other clinical trial costs by estimating the services incurred but not reported for each patient enrolled in each trial. These costs and estimates vary based on the type of clinical trial, the site of the clinical trial, the length of treatment period for each patient and the length of time required to receive formal documentation of the actual expenses incurred. As actual costs become known, the Company may need to revise its estimated accrual, which could also materially affect its results of operations.

        Valuation of Intellectual Property.    The Company evaluates its patents and licenses for impairment on an annual basis and whenever indicators of impairment exist. During this process, the Company reviews its portfolio of pending domestic and international patent applications, domestic and international issued patents, and licenses the Company has acquired from other parties. To determine if any impairment is present, the Company considers challenges or potential challenges to its existing patents, the likelihood of applications being issued, the scope of its issued patents and its experience. In the event that it is determined that an impairment exists where the Company had previously determined that one did not exist, it may result in a material adjustment to the Company's financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS No. 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

        In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for reporting periods after December 31, 2002. The Company expects to implement the disclosure requirements of this statement during the next quarter.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

        Collaboration and Research Revenue—For the quarter ended December 31, 2002, collaboration and research was $390,000, which was relatively consistent with the quarter ended December 31, 2001.

        Research and Development Expenses—Research and development expenses for the quarter ended December 31, 2002 totaled $8,255,000, an increase of $798,000, or 11%, over the same period in the prior year. This increase was primarily due to increased expenses associated with our ongoing Phase 3 clinical trial of Ceplene™ for the treatment of patients with advanced metastatic melanoma with liver metastases, and our Phase 2 triple-drug combination therapy trial for the treatment of patients infected with Hepatitis C, offset by a decrease in expense on several other clinical trials which advanced to the follow-up stage where ongoing costs were less than in the prior period.

        Marketing and Business Development Expenses—Marketing and business development expenses for the quarter ended December 31, 2002 were $372,000, a decrease of $349,000, or 48%, from the same period of the prior year. This decrease was due to a decrease in sales and marketing personnel.

        General and Administrative Expenses—For the quarter ended December 31, 2002, general and administrative expenses were $1,907,000, an increase of $244,000, or 15%, over the same period in the prior year, primarily as a result of increased legal and other expenses related to the shareholder litigation.

        Other Income—Investment income was $825,000 for the quarter ended December 31, 2002, a decrease of $780,000, or 49%, from the same period in the prior year. This decrease was a result of the decrease in investment balances and the rate of earnings due to reductions in interest rates.

        Cumulative Effect of Change in Accounting Principle—The non-cash $28,179,000 charge recorded during the three months ended December 31, 2001 reflects the write down of the carrying value of goodwill associated with the Cytovia acquisition recorded as a result of the adoption, effective October 1, 2001, of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets".

        Net Loss Applicable to Common Stock—Net loss applicable to common stock for the quarter ended December 31, 2002 totaled $9,330,000, a decrease of $26,674,000, or 74%, from the same period in the prior year. This decrease was primarily due to the cumulative effect of the change in accounting principle and the decrease in investment income, partially offset by the increase in operating expenses, as described above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations primarily through the sale of its equity securities, including an initial public offering in 1996, an international follow-on public offering in 1997, private offerings of preferred stock in July and November 1999 and a follow-on public offering in February 2000, that provided total net proceeds of approximately $294 million.

        Until required for operations, the Company's policy under established guidelines is to keep its cash reserves in bank deposits, corporate debt securities, United States government instruments and other readily marketable debt instruments, all of which are investment-grade quality. As of December 31, 2002, the Company had cash, cash equivalents and investments totaling approximately $100.8 million compared with $111.5 million at September 30, 2002. As of December 31, 2002, the Company had working capital of approximately $95.3 million compared with $104.8 million at September 30, 2002. The decrease in the Company's cash, cash equivalents and investments, and working capital was primarily due to day-to-day operating expenses relating to research and development activities.

        In December 2000, the Company entered into a secured revolving promissory note with an officer of the Company. The note, as amended, bears interest at an annual rate of 4.0% and is secured by the officer's outstanding options and shares of common stock. The Company determined that the note to the officer is impaired because the officer did not have the ability to repay the loan in full when due. Accordingly, the Company has not recorded interest income on the note subsequent to June 30, 2002, and recorded an allowance on the note in the amount of $700,000. In December 2002, the officer paid the Company $122,000 of interest due on the note. The entire outstanding balance of principal and interest was due on December 8, 2002. The Company is reviewing its options and alternatives and intends to collect the outstanding principal and interest on the loan. As of December 31, 2002, the recorded outstanding principal and interest balance on the note was $2,287,000, net of the $700,000 allowance.

        The Company is a guarantor on $1,800,000 in loans made by a bank to two officers and one former officer of the Company. Under the guarantor agreement, the Company granted the bank a security interest in a $1,800,000 certificate of deposit as collateral for the loans the bank made to the officers. These loans are due in July 2004. No assets are held as collateral for the guarantees; however, in a case of default the Company would pursue collection from the officers or former officer. During the fourth quarter of fiscal year 2002, the Company determined that it was probable that one of the officers would not have the ability to repay his loan. Therefore, the Company recorded a liability in the amount of $900,000. The Company intends to collect from the officer any amounts that may ultimately be paid by the Company to the bank as a result of the guarantee on behalf of the officer.

        The Company has term loans with a bank totaling $2,251,000 at December 31, 2002, the proceeds of which were used to finance capital expenditures. The loans require the Company to maintain a minimum aggregate balance of $3,500,000 at the institution, including the $1,800,000 certificate of deposit held under the loan guarantees, as described above.

        The Company, as a development stage enterprise, anticipates incurring substantial additional losses at least in the near future as it continues to expend substantial amounts on its ongoing and planned clinical trials and its expanded efforts related to its other research and development efforts, including the apoptosis modulator program acquired as part of the Cytovia purchase. In addition, the Company's cash requirements may fluctuate in future periods as it conducts additional research and development activities including clinical trials, other research and development activities, and efforts associated with the commercial launch of any products that are approved for sale by government regulatory bodies. Among the activities that may result in an increase in cash requirements are the scope and timing of the Phase 3 and Phase 2 Ceplene cancer and hepatitis C clinical trials currently underway, and earlier-stage clinical trials and other research related to liver disease and the apoptosis modulator and topical histamine technologies. Other factors that may impact the Company's cash requirements include the results of clinical trials, the scope of other research and development activities, the time required to obtain regulatory approvals, costs associated with defending certain lawsuits currently pending against the Company, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, and the ability to establish marketing alliances and collaborative arrangements. As a result of these factors, it is difficult to predict accurately the timing and amount of future cash requirements.

        The Company may pursue the issuance of additional equity securities and corporate collaborative agreements, as required, to meet its cash requirements. The Company is currently pursuing a pharmaceutical collaboration regarding the marketing of Ceplene and is pursuing the out-licensing of its apoptosis modulator technology. There can be no assurance that the Company will be able to enter into agreements on acceptable terms, if at all. The issuance of additional equity securities, if any, could result in substantial dilution to the Company's stockholders. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. The failure to fund the Company's capital requirements would have a material adverse effect on its business, financial condition and results of operations.

        We believe that our available cash, cash equivalents and investments at December 31, 2002 will be sufficient to satisfy our funding needs for at least the next 24 months.

        The Company has never paid a cash dividend on its common stock and such payments are prohibited by the terms of the Company's bank loan. The Company does not contemplate the payment of cash dividends on its common stock in the foreseeable future.

IMPACT OF INFLATION

        The impact of inflation on the operations of the Company for the quarters ended December 31, 2002 and 2001 was not material.

RISK FACTORS

        You should carefully consider the following risk factors and the other information included herein as well as the information included in our Annual Report on Form 10-K for the year ended September 30, 2002, and other reports and filings made with the Securities and Exchange Commission before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

The development of our drug candidates is subject to uncertainties, many of which are beyond our control. If we fail to successfully develop our drug candidates, our ability to generate revenues will be substantially impaired.

        Potential products based on our Ceplene, apoptosis modulator and MaxDerm™ technologies will require, dependent upon the current specific drug candidate, extensive research and development, preclinical testing, clinical testing, regulatory approval and substantial additional investment before we can market them. We cannot assure you that any of our drug candidates will:

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

        On December 14, 2000 plaintiff, Blake Martin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company and two officers of the Company, alleging violations of federal securities laws related to declines in the Company's stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. Thereafter, approximately thirteen similar complaints were filed in the Southern District. The Southern District complaints have been consolidated into a single action. No discovery has been conducted. The Company successfully brought a motion to dismiss the consolidated complaint, and plaintiff was given leave to file a second amended complaint. The Company filed a motion to dismiss the second amended complaint, which is currently under submission with the court. The complaints have been tendered to the Company's insurance carrier.

        In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego against us and two of our officers based on similar facts and circumstances, alleging fraud and negligent misrepresentation in connection with our acquisition of Cytovia. In November 2001, we filed a petition to compel arbitration of one state court action, and such motion was granted in January 2002. The second lawsuit has been stayed pending the resolution of the arbitration proceeding. An arbitration proceeding with the American Arbitration Association has been scheduled for May 2003.

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

        We are a development-stage enterprise. We have experienced net losses every year since our inception. Our net losses applicable to common stock were $9.3 million and $36.0 million for the quarters ended December 31, 2002 and 2001. As of December 31, 2002, we had an accumulated deficit of approximately $270.4 million. We anticipate incurring substantial additional losses over at least the next several years related to developing and testing our drug candidates and preparing for commercialization and planned market launches of our products. If we do not become profitable, our stock price will be negatively affected, and we may ultimately be forced to discontinue our operations. We may never generate sufficient product revenue to become profitable. We expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

        From time to time we consider strategic transactions and alternatives with the goal of maximizing stockholder value. We evaluate potential strategic transactions and alternatives which we believe have the potential to enhance stockholder value. These potential transactions may include a variety of different business arrangements, including spin-offs, acquisitions, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. We cannot assure you that any such transactions will be consummated on favorable terms or at all, will in fact enhance stockholder value, or will not adversely affect our business or the trading price of our stock. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk is principally confined to its cash equivalents and investments that have maturities of less than three years. The Company maintains a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in its investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. The Company currently does not hedge interest rate exposure. A hypothetical 10 percent change in interest rates during the quarter ended December 31, 2002 would have resulted in approximately an $83,000 change in net loss. The Company has not used derivative financial instruments in its investment portfolio. There have been no significant changes in the types or maturities of investments held from September 30, 2002.

ITEM 4.    CONTROLS AND PROCEDURES

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        On December 14, 2000 plaintiff, Blake Martin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company and two officers of the Company, alleging violations of federal securities laws related to declines in the Company's stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. Thereafter, approximately thirteen similar complaints were filed in the Southern District. The Southern District complaints have been consolidated into a single action. No discovery has been conducted. The Company successfully brought a motion to dismiss the consolidated complaint, and plaintiff was given leave to file a second amended complaint. The Company filed a motion to dismiss the second amended complaint, which is currently under submission with the court. The complaints have been tendered to the Company's insurance carrier.

        In October 2001 and May 2002, a state court action was filed by former Cytovia shareholders in the Superior Court in San Diego County, California, alleging fraud and misrepresentation in connection with the Company's acquisition of Cytovia. In November 2001, the Company filed a petition to compel arbitration of one state court action, and such motion was granted in January 2002. The second lawsuit has been stayed pending the resolution of the arbitration proceeding. An arbitration proceeding with the American Arbitration Association has been scheduled for May 2003.

        No assurances can be made that the Company will be successful in its defense of these claims. If it is not successful in its defense of such claims, the Company could be forced to make significant payments to its stockholders and the plaintiffs and defense lawyers, and such payments could have a material adverse effect on the Company's business, financial condition and results of operations, if not covered by the Company's insurance carrier. Even if the Company's defense against such claims is successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect the Company's business.

Item 6.    Exhibits and Reports on Form 8-K

a) Exhibits

10.1	Employment Agreement dated November 15, 2002 between the Registrant and Larry G. Stambaugh.*
10.2	Employment Agreement dated October 1, 2002 between the Registrant and Philippe G. Prokocimer.*
10.3	Employment Agreement dated October 1, 2002 between the Registrant and Kurt R. Gehlsen.*
10.4	Employment Agreement dated October 1, 2002 between the Registrant and Anthony E. Altig.*
10.5	Employment Agreement dated October 1, 2002 between the Registrant and Dale A. Sander.*
10.6	Employment Agreement dated October 1, 2002 between the Registrant and Pam G. Gleason.*
99.1	Certification of Larry G. Stambaugh, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Anthony E. Altig, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601 of Regulation S-K.

b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 2002.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIM PHARMACEUTICALS, INC.
Date: February 12, 2003	By:	/s/ ANTHONY E. ALTIG Anthony E. Altig, Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer duly authorized to sign on behalf of the registrant)

CERTIFICATION BY CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Larry G. Stambaugh, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of MAXIM PHARMACEUTICALS, INC.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	/s/ LARRY G. STAMBAUGH Larry G. Stambaugh Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION BY CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Anthony E. Altig, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of MAXIM PHARMACEUTICALS, INC.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	/s/ ANTHONY E. ALTIG Anthony E. Altig Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARIES (A Development State Company) INDEX
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K