Form 10-Q
period 2003-03-31
MAXIM PHARMACEUTICALS INC
filed 2003-05-09
CIK 1013351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14430

MAXIM PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0279983
(State of incorporation)	(IRS Employer Identification No.)

8899 University Center Lane, Suite 400, San Diego, CA	92122
(Address of principal executive offices)	(zip code)

(858) 453-4040
(Registrant’s telephone number, including area code)

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

As of May 5, 2003, the registrant had 23,328,952 shares of Common Stock, $.001 par value, outstanding.

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

INDEX

Part I–Financial Information		Page
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited)–March 31, 2003 and September 30, 2002	1
	Condensed Consolidated Statements of Operations (unaudited)–Three and Six Months Ended March 31, 2003 and 2002 and from Inception (October 23, 1989) through March 31, 2003	2
	Condensed Consolidated Statements of Cash Flows (unaudited)–Six Months Ended March 31, 2003 and 2002 and from Inception (October 23, 1989) through March 31, 2003	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25
Part II–Other Information		26
Item 1.	Legal Proceedings	26
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 6.	Exhibits and Reports on Form 8-K	27
SIGNATURES		28
CERTIFICATIONS		29

i

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

Maxim Pharmaceuticals, Inc. and Subsidiaries  (A Development Stage Company)

	As of March 31 2003	As of September 30 2002
ASSETS
Current Assets:
Cash and cash equivalents	$22,309	$24,775
Investments in marketable securities, available for sale	66,361	83,216
Accrued interest and other current assets	2,423	3,109
Total current assets	91,093	111,100

Restricted cash and cash equivalents	3,500	3,500
Property and equipment, net	5,077	5,578
Patents and licenses, net	3,074	2,893
Note receivable from officer, net of allowance of $700,000 at March 31, 2003 and September 30, 2002	2,287	2,409
Deposits and other assets	161	164
Total assets	$105,192	$125,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,881	$1,857
Accrued expenses	3,610	2,648
Notes payable and current portion of long-term debt and obligations under capital leases	976	1,347
Deferred revenue	285	475
Total current liabilities	6,752	6,327

Long-term debt and obligations under capital leases, excluding current portion	1,263	1,684
Provision for loan guarantee for officer	900	900

Commitments and contingencies

Stockholders’ Equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2003 and September 30, 2002	—	—
Common stock, $.001 par value, 40,000,000 shares authorized; 23,328,952 and 23,311,191 shares issued and outstanding at March 31, 2003 and September 30, 2002, respectively	23	23
Additional paid-in capital	376,739	376,667
Deficit accumulated during the development stage	(281,359)	(261,048)
Accumulated other comprehensive income	874	1,091
Total stockholders’ equity	96,277	116,733
Total liabilities and stockholders’ equity	$105,192	$125,644

See Accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	Three Months Ended March 31		Six Months Ended March 31		From Inception (October 23, 1989) Through March 31, 2003
	2003	2002	2003	2002

Collaboration and research revenue	$651	$594	$1,041	$1,042	$12,029

Operating expenses:
Research and development	9,974	8,413	18,229	15,870	191,481
Business development and marketing	346	662	718	1,383	20,994
General and administrative	1,940	1,815	3,847	3,479	36,437
Amortization of goodwill and other acquisition-related intangible assets	—	—	—	—	2,955
Purchased in-process technology	—	—	—	—	42,300
Provisions for note receivable and loan guarantee to/for officers	—	—	—	—	1,600
Total operating expenses	12,260	10,890	22,794	20,732	295,767

Loss from operations	(11,609)	(10,296)	(21,753)	(19,690)	(283,738)

Other income (expense):
Investment income	667	1,278	1,492	2,883	28,848
Gain on sale of assets	—	—	—	—	4,435
Interest expense	(34)	(39)	(67)	(91)	(2,738)
Other income (expense)	(5)	(6)	17	10	13
Total other income	628	1,233	1,442	2,802	30,558

Loss before cumulative effect of accounting change and preferred stock dividends	(10,981)	(9,063)	(20,311)	(16,888)	(253,180)

Cumulative effect of accounting change	—	—	—	(28,179)	(28,179)

Net loss before preferred stock dividends	(10,981)	(9,063)	(20,311)	(45,067)	(281,359)
Dividends on preferred stock	—	—	—	—	5,496

Net loss applicable to common stock	$(10,981)	$(9,063)	$(20,311)	$(45,067)	$(286,855)

Basic and diluted net loss per share of common stock
Excluding cumulative effect of accounting change	$(0.47)	$(0.39)	$(0.87)	$(0.73)
Cumulative effect of accounting change	—	—	—	(1.21)

Basic and diluted net loss per share of common stock	$(0.47)	$(0.39)	$(0.87)	$(1.94)

Weighted average shares outstanding	23,328,501	23,266,001	23,320,973	23,259,663

See Accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	Six Months Ended March 31		From Inception (October 23, 1989) Through March 31, 2003
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(20,311)	$(45,067)	$(281,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,183	1,134	11,407
Stock contributions to 401(k) plan	46	101	643
Cumulative effect of accounting change	—	28,179	28,179
Stock-based compensation	26	—	1,300
Loss on disposal of property and equipment	3	3	284
Provisions for note receivable and loan guarantees to/for officers	—	—	1,600
Purchased in-process technology	—	—	44,946
Gain on sale of assets	—	—	(2,146)
Loss on write-off of patents	—	—	444
Amortization of premium on investments	—	—	535
Cumulative effect of reorganization	—	—	1,153
Gain on sale of subsidiary	—	—	(2,288)
Other	—	—	(284)
Changes in operating assets and liabilities:
Accrued interest and other current assets	686	1,362	(828)
Deposits and other assets	3	203	(657)
Accounts payable	24	(1,131)	789
Accrued expenses	962	27	2,313
Deferred revenue	(190)	(325)	285
Net cash used in operating activities	(17,568)	(15,514)	(193,684)

INVESTING ACTIVITIES:
Purchases of marketable securities	(19,316)	(44,086)	(407,847)
Sales and maturities of marketable securities	35,954	62,400	342,867
Purchases of property and equipment	(539)	(596)	(10,589)
Additions to patents and licenses	(277)	(549)	(5,793)
Net proceeds from sale of assets	—	45	3,452
Cash acquired in acquisition of business	—	—	1,121
Net cash provided by (used in) investing activities	15,822	17,214	(76,789)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of stock options and warrants	—	51	253,286
Net proceeds from issuance of preferred stock	—	—	41,298
Payment of preferred stock dividends	—	—	(302)
Proceeds from issuance of notes payable, capital lease and long-term debt	—	475	9,318
Restricted cash	—	—	(3,500)
Payments on notes payable, long-term debt, and capital lease obligations	(842)	(509)	(7,979)
Proceeds from issuance of notes payable to related parties	—	—	4,982
Payments on notes payable to related parties	—	—	(1,330)
Loan to officer	122	(69)	(2,987)
Net cash provided by (used in) financing activities	(720)	(52)	292,786

Effect of exchange rate changes on cash	—	—	(4)

Net increase (decrease) in cash and cash equivalents	(2,466)	1,648	22,309

Cash and cash equivalents at beginning of period	24,775	20,439	—

Cash and cash equivalents at end of period	$22,309	$22,087	$22,309

Noncash investing activities:
Acquisition of property and equipment under capital lease	$51	$—	$271
Increase (decrease) in fair value of securities available for sale	$(217)	$(1,266)	$878

See Accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

1.                                      PRINCIPLES OF INTERIM PERIOD REPORTING

Maxim Pharmaceuticals, Inc. (the “Company”) has not earned significant revenues from planned principal operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7.

The information at March 31, 2003 and for the three and six months ended March 31, 2003 and 2002 and from inception (October 23, 1989) through March 31, 2003 is unaudited. In the opinion of the Company, these condensed consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2003 and September 30, 2002, and the condensed consolidated results of operations for the three and six months ended March 31, 2003 and 2002 and from inception (October 23, 1989) through March 31, 2003. The condensed consolidated results of operations for the three and six months ended March 31, 2003 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended September 30, 2002.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Option Plans-The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Net loss, as reported	$(10,981)	$(9,063)	$(20,311)	$(45,067)
Add: Total stock-based employee compensation expense determined under fair value based methods for all awards	(857)	(1,354)	(1,839)	(2,664)
Pro forma net loss	$(11,838)	$(10,417)	$(22,150)	$(47,731)

Net loss per share:
Basic and diluted-as reported	$(0.47)	$(0.39)	$(0.87)	$(1.94)
Basic and diluted- pro forma	$(0.51)	$(0.45)	$(0.95)	$(2.05)

The fair value of the stock options were estimated at the date of grant using the “Black-Scholes” method for option pricing and the following weighted-average assumptions for the three and six months ended, March 31, 2003 and 2002, respectively:

	Three Months Ended		Six Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Risk free interest rate	2.81%	2.68%	2.81%	2.68%
Dividend Yield	0	0	0	0
Volatility Factor	75%	86%	75%	86%
Expected Life (in years)	6	6	6	6
Resulting average fair value	$1.55	$3.79	$1.48	$3.80

3.                                      TOTAL OTHER COMPREHENSIVE LOSS

Total other comprehensive loss for the three months ended March 31, 2003 and 2002 was $11,045,000 and $9,913,000, respectively.  Total other comprehensive loss for the six months ended March 31, 2003 and 2002 was $20,528,000 and $46,333,000, respectively.  The difference between total other comprehensive loss and net loss attributable to common stock was composed of unrealized gains and losses on available-for-sale securities.

4.                                      NET LOSS PER SHARE

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share.” Basic net loss per share of common stock is computed by dividing the net loss after deduction of dividends on preferred stock by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by including the additional common shares issuable upon exercise of outstanding options and warrants in the basic weighted average share calculation unless the effect of their inclusion is antidilutive. For the quarters ended March 31, 2003 and 2002, outstanding options and warrants totaled 4,045,625 and 3,223,122, respectively. As these securities were antidilutive, diluted loss per share equaled basic loss per share in each respective period.

5.                                      ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT—GOODWILL AND OTHER INTANGIBLE ASSETS

On June 16, 2000, the Company acquired all of the outstanding capital stock of Cytovia, Inc. (“Cytovia”), a privately held biopharmaceutical research company. The transaction was accounted for using the purchase method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 16. The Company recorded goodwill and other intangible assets, consisting of assembled workforce, that combined had an unamortized book value of $28,179,000 at September 30, 2001. Through September 30, 2001, goodwill and assembled workforce were being amortized over 15 years and five years, respectively.

Effective October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of”.

As a result of the adoption of SFAS No. 142, the Company ceased amortizing goodwill on October 1, 2001, and performed the transitional impairment assessment of the goodwill related to the Cytovia acquisition for impairment as of October 1, 2001. Although the goodwill arose from purchase accounting applied to the acquisition of a specific entity, SFAS No. 142 requires that this test be applied to the relevant “reporting unit” which may differ from the specific entity acquired. Due to the integrated nature of the Company’s operations, the entire Company was determined to be one single reporting unit. Under the provisions of SFAS No. 142, the Company was required for the first time to determine the impairment of goodwill by first comparing the fair value of the Company, with the fair value based on the market price of the Company’s common stock, to the carrying value of its assets, including goodwill. As this analysis indicated an impairment of goodwill, the Company was required to measure the amount of impairment by comparing the “implied” fair value of the goodwill to its carrying amount.

The analyses performed under SFAS No. 142 resulted in an implied fair value of the goodwill of zero. Therefore, a charge of $28,179,000 was recorded during the quarter ended December 31, 2001 reflecting the cumulative effect of change in accounting principle resulting from the adoption of SFAS No. 142 and the related write down of goodwill.

6.                                      RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified to conform with current period classifications.

7.                                      RELATED PARTY TRANSACTIONS

In December 2000, the Company entered into a secured revolving promissory note with an officer of the Company. The purpose of the agreement was to allow the repayment of margin loans associated with the exercise of stock options, the payment of income taxes associated with such exercises and the purchase of a residence.  The Board determined that it was in the Company’s best interest to provide the loan to the officer to avoid the necessity of selling personal holdings of the Company’s securities during a period of depressed market prices.  The note, as amended, bears interest at an annual rate of 4.0% and is secured by the officer’s outstanding options and shares of common stock. During the quarter ended September 30, 2002, the Company determined that the note to the officer had become impaired because the Company determined that the officer did not have the ability to repay the loan in full when due.  Accordingly, the Company has not recorded interest income of $96,000 on the note subsequent to June 30, 2002 and has recorded an allowance on the note in the amount of $700,000.  In December 2002, the officer paid the Company $122,000 of interest due on the note.  The entire outstanding balance of principal and interest was due on December 8, 2002.  As of the date the note came due, the officer did not have the liquid assets necessary to repay the loan.  The Company is reviewing its options and alternatives and intends to collect the outstanding principal and interest on the loan.

As of March 31, 2003, the recorded outstanding principal and interest balance on the note was $2,287,000, net of the $700,000 allowance.

At March 31, 2003, the Company was a guarantor on $1,800,000 in loans made by a bank to two officers and one former officer of the Company. Under the guarantor agreement, the Company granted the bank a security interest in a $1,800,000 certificate of deposit as collateral for the loans the bank made to the officers. The purpose of the guarantees was to allow the payment of income taxes associated with the exercise of stock options.  The Board determined that it was in the Company’s best interest to provide the guarantees to avoid the necessity of the officers selling personal holdings of the Company’s securities during a period of depressed market prices.  These loans are due in July 2004.  The Company does not hold any assets as collateral for the guarantees; however, in a case of default the Company would pursue collection from the individuals.  During the fourth quarter of fiscal year 2002, the Company determined that it was probable that one of the officers would not have the ability to repay his loan. Therefore, the Company recorded a liability in the amount of $900,000.  The Company intends to collect from the officer any amounts that may ultimately be paid by the Company to the bank as a result of the guarantee on behalf of the officer.

8.                                      CONTINGENCIES

On December 14, 2000 plaintiff, Blake Martin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company and two officers of the Company, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. Thereafter, approximately thirteen similar complaints were filed in the Southern District.  The Southern District complaints have been consolidated into a single action.  No discovery has been conducted.  The Company successfully brought a motion to dismiss the consolidated complaint, and plaintiff was given leave to file a second amended complaint.  The Company successfully brought a motion to dismiss the second amended complaint, and plaintiff was given leave to file a third amended complaint.  At present, plaintiff has the right to file his third amended complaint by May 27, 2003, and the Company would have until June 24, 2003 in which to file its motion to dismiss.  The complaints have been tendered to the Company’s insurance carrier.

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego against the Company and two of its officers based on similar facts and circumstances, alleging fraud and negligent misrepresentation in connection with the Company’s acquisition of Cytovia. The Superior Court subsequently issued an order compelling the first lawsuit to a binding arbitration forum, and the second lawsuit has been stayed pending resolution of the arbitration proceeding.  The binding arbitration proceeding with the American Arbitration Association is currently underway.

The Company believes that the claims set forth in each of these complaints are without merit, and it intends to engage in a rigorous defense against such claims.  No assurances can be made that the Company will be successful in its defense of these claims. If the Company is not successful in its defense of such claims, the Company could be forced to make significant payments to its stockholders, the plaintiffs and defense lawyers, and such payments could have a material adverse effect on the Company’s business, financial condition and results of operations if not covered by the Company’s insurance carrier. Even if the Company’s defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect the Company’s business.

The Company is a guarantor on $1,800,000 in loans made by a bank to two officers and one former officer of the Company. These loans are due in July 2004.  The Company does not hold any assets as collateral for the guarantees; however, in a case of default the Company would pursue collection from the individuals.  During the fourth quarter of fiscal year 2002, the Company determined that it was probable that one of the officers would not have the ability to repay his loan.  Therefore, the Company recorded a liability in the amount of $900,000.  The Company intends to collect from the officer any amounts that may ultimately be paid by the Company to the bank as a result of the guarantee on behalf of the officer.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. Such forward-looking statements include but are not limited to statements regarding plans for the development and commercialization of the Company’s drug candidates and future cash requirements. Such statements are only predictions and the Company’s actual results could differ materially from those anticipated or projected in such forward-looking statements. Moreover, the Company assumes no responsibility for the accuracy and completeness of the forward-looking statements.  The Company is under no duty to update any of the forward-looking statements after the date hereof to conform such statements to actual results or to changes in its expectations.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” following in this Report. As a result, you are cautioned not to rely on these forward-looking statements.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q as well as the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

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

Revenue Recognition.  The Company’s collaborative development agreements generally contain specific payments for specific activities or elements of the agreements. Up-front technology access fees are recognized over the term of the agreement or ongoing research period, as applicable, unless the Company has no further continuing performance obligations related to the fees. Research funding is recognized over the applicable research period as research activities are performed. Milestone payments are recognized when earned, as the milestone events are substantive and their achievability is not reasonably assured at the inception of the agreement.

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

Valuation of Intellectual Property.  The Company evaluates its patents and licenses for impairment on an annual basis and whenever indicators of impairment exist. During this process, the Company reviews its portfolio of pending domestic and international patent applications, domestic and international issued patents, and licenses the Company has acquired from other parties. To determine if any impairment is present, the Company considers challenges or potential challenges to its existing patents, the likelihood of applications being issued, the scope of its issued patents and its experience. In the event that it is determined that an impairment exists where the Company had previously determined that one did not exist, it may result in a material adjustment to the Company’s financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002

Collaboration and Research Revenue–For the quarter ended March 31, 2003, collaboration and research revenue was $651,000, which was consistent with the quarter ended March 31, 2002.  Collaboration and research revenue for the six-month period ended March 31, 2003 totaled $1,041,000, which was consistent with the six months ended March 31, 2002.

Research and Development Expenses–Research and development expenses for the quarter ended March 31, 2003 totaled $9,974,000, an increase of $1,561,000, or 19%, over the same period in the prior year.  For the six months ended March 31, 2003, research and development expenses were $18,229,000, an increase of $2,359,000 or 15%.  These increases were primarily due to increased expenses associated with our ongoing Phase 3 clinical trial of Ceplene™ for the treatment of patients with advanced metastatic melanoma with liver metastases, and our Phase 2 triple-drug combination therapy trial for the treatment of patients infected with Hepatitis C, as well as an increase in expenses related to development of an oral formulation of histamine, the active agent underlying Ceplene.  These increases were offset by a decrease in expenses related to completed non-clinical development studies which included chronic toxicology studies for Ceplene.

Business Development and Marketing Expenses–Business development and marketing expenses for the quarter ended March 31, 2003 were $346,000, a decrease of $316,000, or 48%, from the same period of the prior year. Business development and marketing expenses for the six months ended March 31, 2003 were $718,000, a decrease of $665,000, or 48%, from the same period of the prior year.  These decreases were due to a decrease in sales and marketing personnel.

General and Administrative Expenses–For the quarter ended March 31, 2003, general and administrative expenses were $1,940,000, which was consistent with the quarter ended March 31, 2002.  General and administrative expenses for the six months ended March 31, 2003 were $3,847,000 an increase of $368,000, or 11%, over the same period in the prior year, primarily as a result of increased legal expenses related to the shareholder litigation.

Other Income–Investment income was $667,000 for the quarter ended March 31, 2003, a decrease of $611,000, or 48%, from the same period in the prior year. Investment income for the six months ended March 31, 2003 was $1,492,000, a decrease of $1,391,000 or 48% from the same period in the prior year.  These decreases were a result of the decrease in investment balances and the rate of earnings due to reductions in interest rates.

Cumulative Effect of Change in Accounting Principle–The non-cash $28,179,000 charge recorded during the six months ended March 31, 2002 reflects the write down of the carrying value of goodwill associated with the Cytovia acquisition recorded as a result of the adoption, effective October 1, 2001, of SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets”.

Net Loss Applicable to Common Stock–Net loss applicable to common stock for the quarter ended March 31, 2003 totaled $10,981,000, an increase of $1,918,000, or 21%, from the same period in the prior year. This increase was primarily due to the increase in research and development expenses and the decrease in investment income, partially offset by the decrease in business development and marketing expenses, as described above.  Net loss applicable to common stock for the six months ended March 31, 2003 totaled $20,311,000, a decrease of $24,756,000, or 55%, from the same period in the prior year primarily as a result of the cumulative effect of change in accounting principle which occurred in October 2001, as described above.

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

Until required for operations, the Company’s policy under established guidelines is to keep its cash reserves in bank deposits, corporate debt securities, United States government instruments and other readily marketable debt instruments, all of which are investment-grade quality.  As of March 31, 2003, the Company had cash, cash equivalents and investments totaling approximately $92.2 million compared with $111.5 million at September 30, 2002.  As of March 31, 2003, the Company had working capital of approximately $84.3 million compared with $104.8 million at September 30, 2002.  The decrease in the Company’s cash, cash equivalents and investments, and working capital was primarily due to day-to-day operating expenses relating to research and development activities.

In December 2000, the Company entered into a secured revolving promissory note with an officer of the Company.  The note, as amended, bears interest at an annual rate of 4.0% and is secured by the officer’s outstanding options and shares of common stock.  The Company determined that the note to the officer is impaired because the officer did not have the ability to repay the loan in full when due.  Accordingly, the Company has not recorded interest income of $96,000 on the note subsequent to June 30, 2002, and has recorded an allowance on the note in the amount of $700,000.  In December 2002, the officer paid the Company $122,000 of interest due on the note.  The entire outstanding balance of principal and interest was due on December 8, 2002.  The Company is reviewing its options and alternatives and intends to collect the outstanding principal and interest on the loan.  As of March 31, 2003, the recorded outstanding principal and interest balance on the note was $2,287,000, net of the $700,000 allowance.

The Company is a guarantor on $1,800,000 in loans made by a bank to two officers and one former officer of the Company. Under the guarantor agreement, the Company granted the bank a security interest in a $1,800,000 certificate of deposit as collateral for the loans the bank made to the officers.  These loans are due in July 2004.  The Company does not hold any assets as collateral for the guarantees; however, in a case of default the Company would pursue collection from the officers or former officer.  During the fourth quarter of fiscal year 2002, the Company determined that it was probable that one of the officers would not have the ability to repay his loan.  Therefore, the Company recorded a liability in the amount of  $900,000.  The Company intends to collect from the officer any amounts that may ultimately be paid by the Company to the bank as a result of the guarantee on behalf of the officer.

The Company has term loans with a bank totaling $2,045,000 at March 31, 2003, the proceeds of which were used to finance capital expenditures.  The loans require the Company to maintain a minimum aggregate balance of $3,500,000 at the institution, including the $1,800,000 certificate of deposit held under the loan guarantees, as described above.

The Company, as a development stage enterprise, anticipates incurring substantial additional losses at least in the near future as it continues to expend substantial amounts on its ongoing and planned clinical trials and its expanded efforts related to its other research and development efforts, including the apoptosis modulator program acquired as part of the Cytovia purchase.  In addition, the Company’s cash requirements may fluctuate in future periods as it conducts additional research and development activities including clinical trials, other research and development activities, and efforts associated with the commercial launch of any products that are approved for sale by government regulatory bodies.  Among the activities that may result in an increase in cash requirements are the scope and timing of the Phase 3 and Phase 2 Ceplene cancer and hepatitis C clinical trials currently underway, and earlier-stage clinical trials and other research related to liver disease and the apoptosis modulator and topical histamine technologies. Other factors that may impact the Company’s cash requirements include the results of clinical trials, the scope of other research and development activities, the time required to obtain regulatory approvals, costs associated with defending certain lawsuits currently pending against the Company, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, and the ability to establish marketing alliances and collaborative arrangements. As a result of these factors, it is difficult to predict accurately the timing and amount of future cash requirements.

The Company may pursue the issuance of additional equity securities and corporate collaborative agreements, as required, to meet its cash requirements. The Company is currently pursuing a pharmaceutical collaboration regarding the marketing of Ceplene and is pursuing the out-licensing of its apoptosis modulator technology.  There can be no assurance that the Company will be able to enter into agreements on acceptable terms, if at all.  The issuance of additional equity securities, if any, could result in substantial dilution to the Company’s stockholders. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. The failure to fund the Company’s capital requirements would have a material adverse effect on its business, financial condition and results of operations.

We believe that our available cash, cash equivalents and investments at March 31, 2003 will be sufficient to satisfy our funding needs for at least the next 24 months.

The Company has never paid a cash dividend on its common stock and such payments are prohibited by the terms of the Company’s bank loan. The Company does not contemplate the payment of cash dividends on its common stock in the foreseeable future.

IMPACT OF INFLATION

The impact of inflation on the operations of the Company for the three and six months ended March 31, 2003 and 2002 was not material.

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

Ceplene and our other drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other governmental and similar international regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. Even if we believe that preclinical and clinical data are sufficient to support regulatory approval for a drug candidate, the FDA and similar international regulatory authorities may not ultimately approve the candidate for commercial sale in any jurisdiction. The FDA or similar international regulators may refuse to approve an application for approval of a drug candidate if they believe that applicable regulatory criteria are not satisfied. The FDA or similar international regulators may also require additional testing for safety and efficacy. For example, in 2000, we submitted an NDA to the FDA seeking approval to market Ceplene based on the data from our first Phase 3 clinical study in advanced metastatic melanoma. In January 2001, the FDA determined that a second study was required to support approval. In response to the FDA request, in January 2002 we commenced another Phase 3 trial. Although we believe that this additional Phase 3 trial, in combination with the results of the first Phase 3 trial, will support approval in the United States and other countries, we have no assurance that (i) the results from this additional Phase 3 trial will confirm the results from the first Phase 3 trial, (ii) the FDA will not require additional Phase 3 trials, or (iii) the FDA will approve our NDA.

In addition, manufacturing facilities operated by the third party manufacturers with whom we contract to manufacture Ceplene and our other drug candidates may not pass an FDA or similar international regulatory preapproval inspection. Moreover, if the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Similar international regulatory authorities may apply similar limitations or may refuse to grant any approval.

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

We have been named as a defendant in securities class action litigation that could result in substantial costs and divert management’s attention and resources.

On December 14, 2000 plaintiff, Blake Martin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against us and two officers of our Company, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. Thereafter, approximately thirteen similar complaints were filed in the Southern District.  The Southern District complaints have been consolidated into a single action.  No discovery has been conducted.  We successfully brought a motion to dismiss the consolidated complaint, and plaintiff was given leave to file a second amended complaint.  We successfully brought a motion to dismiss the second amended complaint, and plaintiff was given leave to file a third amended complaint.  At present, plaintiff has the right to file his third amended complaint by May 27, 2003, and we would have until June 24, 2003 in which to file a motion to dismiss.  The complaints have been tendered to our insurance carrier.

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego against us and two of our officers based on similar facts and circumstances, alleging fraud and negligent misrepresentation in connection with our acquisition of Cytovia. The Superior Court subsequently issued an order compelling the first lawsuit to a binding arbitration forum, and the second lawsuit has been stayed pending the resolution of the arbitration proceeding. The binding arbitration proceeding with the American Arbitration Association is currently underway.

No assurances can be made that we will be successful in our defense of these claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders, the plaintiffs and defense lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

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

We expect to rely on collaborative arrangements for research and development and commercialization of certain drug candidates discovered and developed by us, such as our agreement with Schering Corporation related to our Phase 2 Ceplene clinical trial in nonresponder hepatitis C patients. We cannot be certain that we will be able to maintain these collaborations or enter into any future collaborative arrangements, that any of our collaborations will be successful or that we will receive revenues from any of these collaborations. The success of these and any future collaborations will depend, in significant part, on our partners’ development and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. If our partners fail to conduct their activities in a timely manner, or at all, preclinical or clinical development of drug candidates under those collaborations could be delayed or terminated. The suspension or termination of our collaborations, the failure of our collaborations to be successful or the delay in the development or commercialization of drug candidates pursuant to our collaborations could harm our business.

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

We are a development-stage enterprise. We have experienced net losses every year since our inception. The net loss applicable to common stock for the six months ended March 31, 2003 and 2002 was $20.3 million and $45.1 million, respectively.  As of March 31, 2003, we had an accumulated deficit of approximately $281.4 million. We anticipate incurring substantial additional losses over at least the next several years related to developing and testing our drug candidates and preparing for commercialization and planned market launches of our products. If we do not become profitable, our stock price will be negatively affected, and we may ultimately be forced to discontinue our operations. We may never generate sufficient product revenue to become profitable. We expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

There are many companies, both publicly and privately held, including well-known pharmaceutical companies and academic and other research institutions, engaged in developing pharmaceutical products for the treatment of life-threatening cancers and liver diseases. Products developed by any of these companies or institutions may demonstrate greater safety or efficacy than our drug candidates or be more widely accepted by doctors, patients or third-party payors. Many of our competitors and potential competitors have substantially greater capital resources, research and development capabilities and human resources than we do. Many of these competitors also have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals. If any of our drug candidates are approved for commercial sale, we will also be competing with companies that have greater resources and experience in manufacturing, marketing and selling pharmaceutical products. To the extent that any of our competitors succeed in developing products that are more effective, less costly or have better side effect profiles than our products, then our future potential market share could decrease which may have a negative impact on our business.

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

The pharmaceutical industry has experienced extensive litigation regarding patent and other intellectual property rights. Although, to date, we are not aware of any intellectual property claims against us, in the future we could be forced to incur substantial costs in defending ourselves in lawsuits that are brought against us claiming that we have infringed on the patent rights of others or in asserting our patent rights in lawsuits against other parties. We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office or international patent authorities for the purpose of determining the priority of inventions in connection with our patent applications or other parties’ patent applications. Adverse determinations in litigation or interference proceedings could require us to seek licenses that may not be available on commercially reasonable terms or subject us to significant liabilities to third parties.

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

Our success may depend, in part, on the extent to which reimbursement for the costs of therapeutic products and related treatments will be available from third-party payors such as United States and similar international government health administration authorities, private health insurers, managed care programs and other organizations. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators and third-party health care payors to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain products. We cannot guarantee that similar United States federal or state or similar international health care legislation will not be adopted in the future or that any products sought to be commercialized by us will be considered cost-effective or that adequate third-party insurance coverage will be available for us to establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. Moreover, the existence or threat of cost control measures could have an adverse effect on the willingness of potential collaborators to pursue research and development programs related to our products.

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

•                  regulatory developments in both the United States and other countries;

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

We have also adopted a shareholder rights plan or “poison pill.” Our shareholder rights plan is designed to protect our shareholders in the event of an unsolicited bid to acquire the company. In general terms, the rights plan imposes a significant penalty upon any person or group that acquires 15% or more of our outstanding common stock without the approval of our board of directors. Our shareholder rights plan could discourage a third party from attempting to acquire us through an acquisition of our outstanding voting stock, even though such acquisition may be beneficial to our stockholders.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is principally confined to its cash equivalents and investments that have maturities of less than three years. The Company maintains a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in its investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. The Company currently does not hedge interest rate exposure. A hypothetical 10 percent change in interest rates during the quarter ended March 31, 2003 would have resulted in approximately an $70,000 change in net loss.  The Company has not used derivative financial instruments in its investment portfolio. There have been no significant changes in the types or maturities of investments held from September 30, 2002.

ITEM 4.                             CONTROLS AND PROCEDURES

(a)                                  Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c).  Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

(b)                                 There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II–OTHER INFORMATION

Item 1.  Legal Proceedings

On December 14, 2000 plaintiff, Blake Martin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company and two officers of the Company, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. Thereafter, approximately thirteen similar complaints were filed in the Southern District.  The Southern District complaints have been consolidated into a single action.  No discovery has been conducted.  The Company successfully brought a motion to dismiss the consolidated complaint, and plaintiff was given leave to file a second amended complaint.  The Company successfully brought a motion to dismiss the second amended complaint, and plaintiff was given leave to file a third amended complaint.  At present, plaintiff has the right to file his third amended complaint by May 27, 2003, and the Company would have until June 24, 2003 in which to file its motion to dismiss.  The complaints have been tendered to the Company’s insurance carrier.

In October 2001 and May 2002, a state court action was filed by former Cytovia shareholders in the Superior Court in San Diego County, California, alleging fraud and misrepresentation in connection with the Company’s acquisition of Cytovia. The Superior Court subsequently issued an order compelling the first lawsuit to a binding arbitration forum, and the second lawsuit has been stayed pending the resolution of the arbitration proceeding.  The binding arbitration proceeding with the American Arbitration Association is currently underway.

No assurances can be made that the Company will be successful in its defense of these claims. If it is not successful in its defense of such claims, the Company could be forced to make significant payments to its stockholders, the plaintiffs and defense lawyers, and such payments could have a material adverse effect on the Company’s business, financial condition and results of operations, if not covered by the Company’s insurance carrier. Even if the Company’s defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect the Company’s business.

Item 4.  Submission of Matters to a Vote of Security Holders

a)                   The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on February 20, 2003.

b)                  At the Annual Meeting, the stockholders considered and approved the following proposals:

(i)               Election of Directors to serve until the 2006 Annual Meeting of Stockholders.  The stockholders voted to elect Theodor H. Heinrichs as a Director with 20,529,460 votes cast for the nominee.  A total of 830,305 of the shares had abstained. The stockholders voted to elect F. Duwaine Townsen as a Director with 20,552,328 votes cast for the nominee.  A total of 807,437 of the shares had abstained.  The stockholders voted to elect Robert L. Zerbe as a Director with 20,555,235 votes cast for the nominee.  A total of 804,530 of the shares had abstained.  There were no votes against, votes withheld or broker non-votes with respect to the election of any of the nominees.

(ii)            Approval of the amendment to the 2001 Incentive Stock Option Plan (the “Plan”) to increase the aggregate number of shares of the Company’s common stock authorized for issuance pursuant to the Plan.  The stockholders approved the amendment to the Plan.  The proposal received 19,910,278 votes in favor, 1,398,046 votes against, and 51,441 abstentions.  There were no votes withheld or broker non-votes with respect to the proposal.

(iii)         Ratification of Appointment of KPMG LLP as independent auditors of the Company for its fiscal year ending September 30, 2003.  The stockholders ratified the selection of KPMG LLP as the independent public auditors of the Company for the fiscal year with 21,301,027 votes cast for ratification, 46,644 votes against ratification and 12,094 abstentions.  There were no votes withheld or broker non-votes with respect to the proposal.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits
10.1	Form of Indemnification Agreement for directors and officers of the Registrant.
99.1	Certification of Larry G. Stambaugh, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Anthony E. Altig, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

Date of Report	Description of Exhibit	Financial Statements Filed
May 7, 2003	Press Release: “Maxim	No
Pharmaceuticals Announces 2003
Second Quarter Financial Results”

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

Date: May 9, 2003

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ LARRY G. STAMBAUGH
Larry G. Stambaugh
Date: May 9, 2003	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANTHONY E. ALTIG
Anthony E. Altig
Date: May 9, 2003	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)