Form 10-Q
period 2003-06-30
MAXIM PHARMACEUTICALS INC
filed 2003-08-07
CIK 1013351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

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

As of August 6, 2003, the registrant had 23,394,202 shares of Common Stock, $.001 par value, outstanding.

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

INDEX

Part I – Financial Information
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets (unaudited)–June 30, 2003 and September 30, 2002
Condensed Consolidated Statements of Operations (unaudited)–Three and Nine Months Ended June 30, 2003 and 2002 and from Inception (October 23, 1989) through June 30, 2003
Condensed Consolidated Statements of Cash Flows (unaudited)–Nine Months Ended June 30, 2003 and 2002 and from Inception (October 23, 1989) through June 30, 2003
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II–Other Information
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	As of June 30 2003	As of September 30 2002
ASSETS
Current Assets:
Cash and cash equivalents	$9,079	$24,775
Investments in marketable securities, available for sale	69,249	83,216
Accrued interest and other current assets	1,840	3,109
Total current assets	80,168	111,100

Restricted cash and cash equivalents	3,500	3,500
Property and equipment, net	4,692	5,578
Patents and licenses, net	3,332	2,893
Note receivable from officer, net of allowance of $700,000	2,287	2,409
Deposits and other assets	161	164
Total assets	$94,140	$125,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,110	$1,857
Accrued expenses	4,828	2,648
Notes payable and current portion of long-term debt and obligations under capital leases	933	1,347
Deferred revenue	238	475
Total current liabilities	8,109	6,327

Long-term debt and obligations under capital leases, excluding current portion	1,038	1,684
Provision for loan guarantee for officer	900	900

Commitments and contingencies

Stockholders’ Equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2003 and September 30, 2002	—	—
Common stock, $.001 par value, 40,000,000 shares authorized; 23,390,452 and 23,311,191 shares issued and outstanding at June 30, 2003 and September 30, 2002, respectively	23	23
Additional paid-in capital	377,109	376,667
Deficit accumulated during the development stage	(293,740)	(261,048)
Accumulated other comprehensive income	701	1,091
Total stockholders’ equity	84,093	116,733
Total liabilities and stockholders’ equity	$94,140	$125,644

See Accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

					From Inception (October 23, 1989) Through June 30, 2003

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002

Collaboration and research revenue	$1,300	$776	$2,341	$1,817	$13,329

Operating expenses:
Research and development	11,583	7,631	29,812	23,501	203,064
Business development and marketing	360	885	1,078	2,268	21,354
General and administrative	2,255	1,502	6,102	4,981	38,692
Amortization of goodwill and other acquisition-related intangible assets	—	—	—	—	2,955
Purchased in-process technology	—	—	—	—	42,300
Provisions for note receivable and loan guarantee to/for officers	—	—	—	—	1,600
Total operating expenses	14,198	10,018	36,992	30,750	309,965

Loss from operations	(12,898)	(9,242)	(34,651)	(28,933)	(296,636)

Other income (expense):
Investment income	546	1,132	2,038	4,015	29,394
Gain on sale of assets	—	—	—	—	4,435
Interest expense	(31)	(45)	(98)	(136)	(2,769)
Other income (expense)	2	(1)	19	10	15
Total other income	517	1,086	1,959	3,889	31,075

Loss before cumulative effect of accounting change and preferred stock dividends	(12,381)	(8,156)	(32,692)	(25,044)	(265,561)

Cumulative effect of accounting change	—	—	—	(28,179)	(28,179)

Net loss before preferred stock dividends	(12,381)	(8,156)	(32,692)	(53,223)	(293,740)
Dividends on preferred stock	—	—	—	—	5,496

Net loss applicable to common stock	$(12,381)	$(8,156)	$(32,692)	$(53,223)	$(299,236)

Basic and diluted net loss per share of common stock
Excluding cumulative effect of accounting change	$(0.53)	$(0.35)	$(1.40)	$(1.08)
Cumulative effect of accounting change	—	—	—	(1.21)

Basic and diluted net loss per share of common stock	$(0.53)	$(0.35)	$(1.40)	$(2.29)

Weighted average shares outstanding	23,341,034	23,280,137	23,327,660	23,266,487

See Accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

			From Inception (October 23, 1989) Through June 30, 2003

	Nine Months Ended June 30
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(32,692)	$(53,223)	$(293,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,762	1,700	11,986
Stock contributions to 401(k) plan	46	153	643
Cumulative effect of accounting change	—	28,179	28,179
Stock-based compensation	78	—	1,352
Loss (gain) on disposal of property and equipment	6	(2)	287
Provisions for note receivable and loan guarantees to/for officers	—	—	1,600
Purchased in-process technology	—	—	44,946
Gain on sale of assets	—	—	(2,146)
Amortization of premium on investments	—	—	535
Cumulative effect of reorganization	—	—	1,153
Gain on sale of subsidiary	—	—	(2,288)
Other	—	—	160
Changes in operating assets and liabilities:
Accrued interest and other current assets	1,269	1,569	(245)
Deposits and other assets	3	206	(657)
Accounts payable	253	(1,987)	1,018
Accrued expenses	2,180	(132)	3,531
Deferred revenue	(237)	(448)	238
Net cash used in operating activities	(27,332)	(23,985)	(203,448)

INVESTING ACTIVITIES:
Purchases of marketable securities	(37,768)	(53,598)	(426,303)
Sales and maturities of marketable securities	51,345	76,800	358,258
Purchases of property and equipment	(683)	(945)	(10,733)
Additions to patents and licenses	(588)	(954)	(6,104)
Net proceeds from sale of assets	—	55	3,452
Cash acquired in acquisition of business	—	—	1,121
Net cash provided by (used in) investing activities	12,306	21,358	(80,309)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of stock options and warrants	318	53	253,604
Net proceeds from issuance of preferred stock	—	—	41,298
Payment of preferred stock dividends	—	—	(302)
Proceeds from issuance of notes payable, capital lease and long-term debt	—	475	9,318
Restricted cash	—	—	(3,500)
Payments on notes payable, long-term debt, and capital lease obligations	(1,110)	(796)	(8,247)
Proceeds from issuance of notes payable to related parties	—	—	4,982
Payments on notes payable to related parties	—	—	(1,330)
Loan to officer	122	(97)	(2,987)
Net cash provided by (used in) financing activities	(670)	(365)	292,836

Net increase (decrease) in cash and cash equivalents	(15,696)	(2,992)	9,079

Cash and cash equivalents at beginning of period	24,775	20,439	—

Cash and cash equivalents at end of period	$9,079	$17,447	$9,079

Noncash investing activities:
Acquisition of property and equipment under capital lease	$51	$—	$271
Increase (decrease) in fair value of securities available for sale	$(390)	$(499)	$705

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

The information at June 30, 2003 and for the three and nine months ended June 30, 2003 and 2002 and from inception (October 23, 1989) through June 30, 2003 is unaudited. In the opinion of the Company, these condensed consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the condensed consolidated financial position of the Company as of June 30, 2003 and September 30, 2002, and the condensed consolidated results of operations for the three and nine months ended June 30, 2003 and 2002 and from inception (October 23, 1989) through June 30, 2003. The condensed consolidated results of operations for the three and nine months ended June 30, 2003 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended September 30, 2002.

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

	Three Months Ended		Nine Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net loss, as reported	$(12,381)	$(8,156)	$(32,692)	$(53,223)
Add: Total stock-based employee compensation expense determined under fair value based methods for all awards	(924)	(891)	(2,747)	(3,554)
Pro forma net loss	$(13,305)	$(9,047)	$(35,439)	$(56,777)

Net loss per share:
Basic and diluted-as reported	$(0.53)	$(0.35)	$(1.40)	$(2.29)
Basic and diluted- pro forma	$(0.57)	$(0.39)	$(1.52)	$(2.44)

The fair value of the stock options were estimated at the date of grant using the “Black-Scholes” method for option pricing and the following weighted-average assumptions for the three and nine months ended, June 30, 2003 and 2002, respectively:

	Three Months Ended		Nine Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Risk free interest rate	2.81%	2.68%	2.81%	2.68%
Dividend Yield	0	0	0	0
Volatility Factor	75%	86%	75%	86%
Expected Life (in years)	6	6	6	6
Resulting average fair value	$2.51	$2.95	$1.58	$3.60

3.                                      TOTAL OTHER COMPREHENSIVE LOSS

Total other comprehensive loss for the three months ended June 30, 2003 and 2002 was $12,554,000 and $7,390,000, respectively.  Total other comprehensive loss for the nine months ended June 30, 2003 and 2002 was $33,082,000 and $53,723,000, respectively.  The difference between total other comprehensive loss and net loss attributable to common stock was composed of unrealized gains and losses on available-for-sale securities.

4.                                      NET LOSS PER SHARE

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share.” Basic net loss per share of common stock is computed by dividing the net loss after deduction of dividends on preferred stock by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by including the additional common shares issuable upon exercise of outstanding options and warrants in the basic weighted average share calculation unless the effect of their inclusion is antidilutive. For the quarters ended June 30, 2003 and 2002, outstanding options and warrants totaled 3,991,462 and 3,179,988, respectively. As these securities were antidilutive, diluted loss per share equaled basic loss per share in each respective period.

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

7.                                      RELATED PARTY TRANSACTIONS

In December 2000, the Company entered into a secured revolving promissory note with an officer of the Company. The purpose of the agreement was to allow the repayment of margin loans associated with the exercise of stock options, the payment of income taxes associated with such exercises and the purchase of a residence.  The Board determined that it was in the Company’s best interest to provide the loan to the officer to avoid the necessity of selling personal holdings of the Company’s securities during a period of depressed market prices.  The note, as amended, bears interest at an annual rate of 4.0% and is secured by the officer’s outstanding options and shares of common stock. During the quarter ended September 30, 2002, the Company determined that the note to the officer had become impaired because the Company determined that the officer did not have the ability to repay the loan in full when due.  Accordingly, the Company has not recorded interest income of $127,000 on the note subsequent to June 30, 2002 and has recorded an allowance on the note in the amount of $700,000.  In December 2002, the officer paid the Company $122,000 of interest due on the note.  The entire outstanding balance of principal and interest was due on December 8, 2002.  As of the date the note came due, the officer did not have the liquid assets necessary to repay the loan.  The Company is reviewing its options and alternatives and intends to collect the outstanding principal and interest on the loan.  As of June 30, 2003, the recorded outstanding principal and interest balance on the note was $2,287,000, net of the $700,000 allowance.

At June 30, 2003, the Company was a guarantor on $1,800,000 in loans made by a bank to two officers and one former officer of the Company. Under the guarantor agreement executed in July 2001, the Company granted the bank a security interest in a $1,800,000 certificate of deposit as collateral for the loans the bank made to the officers. The purpose of the guarantees was to allow the payment of income taxes associated with the exercise of stock options.  The Board determined that it was in the Company’s best interest to provide the guarantees to avoid the necessity of the officers selling personal holdings of the Company’s securities during a period of depressed market prices.  These loans are due in July 2004.  The Company does not hold any assets as collateral for the guarantees; however, in a case of default the Company would pursue collection from the individuals.  During the fourth quarter of fiscal year 2002, the Company determined that it was probable that one of the officers would not have the ability to repay his loan. Therefore, the Company recorded a liability in the amount of $900,000.  The Company intends to collect from the officer any amounts that may ultimately be paid by the Company to the bank as a result of the guarantee on behalf of the officer.

8.                                      CONTINGENCIES

On December 14, 2000 plaintiff, Blake Martin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company and two officers of the Company, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. Thereafter, approximately thirteen similar complaints were filed in the Southern District.  The Southern District complaints have been consolidated into a single action.  No discovery has been conducted.  The Company successfully brought motions to dismiss the consolidated complaint and a second amended complaint.  The plaintiff then filed a third amended complaint, and the Company’s motion to dismiss the third amended complaint is currently under consideration by the court.  The complaint has been tendered to the Company’s insurance carrier.

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego against the Company and two of its officers based on similar facts and circumstances, alleging fraud and negligent misrepresentation in connection with the Company’s acquisition of Cytovia. The Superior Court subsequently issued an order compelling the first lawsuit to a binding arbitration forum, and the second lawsuit has been stayed pending resolution of the arbitration proceeding.  A binding arbitration proceeding with the American Arbitration Association was held in May 2003.  In May 2003, the three-member arbitration panel rejected all of the claims asserted by certain former shareholders of Cytovia, Inc. and determined that Maxim has no liability for such claims.  In its interim decision the panel also determined that Maxim should be awarded reasonable attorney fees, costs and expenses in an amount yet to be determined.  The arbitration panel has not yet issued its final award.  No amounts have been recorded in the Company’s financial statements related to the recovery of these expenses.

The Company believes that the claims set forth in the pending complaints are without merit, and it intends to engage in a rigorous defense against such claims.  No assurances can be made that the Company will be successful in its defense of these claims. If the Company is not successful in its defense of such claims, the Company could be forced to make significant payments to its stockholders, the plaintiffs and defense lawyers, and such payments could have a material adverse effect on the Company’s business, financial condition and results of operations if not covered by the Company’s insurance carrier. Even if the Company’s defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect the Company’s business.

As discussed in Footnote 7, Related Party Transactions, the Company is a guarantor on $1,800,000 in loans made by a bank to two officers and one former officer of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. Such forward-looking statements include but are not limited to statements regarding plans for the development and commercialization of the Company’s drug candidates and future cash requirements. Such statements are only predictions and the Company’s actual results could differ materially from those anticipated or projected in such forward-looking statements. Moreover, the Company assumes no responsibility for the accuracy and completeness of the forward-looking statements.  The Company is under no duty to update any of the forward-looking statements after the date hereof to conform such statements to actual results or to changes in its expectations.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” contained in this Quarterly Report. As a result, you are cautioned not to rely on these forward-looking statements.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002

Collaboration and Research Revenue–For the quarter ended June 30, 2003, collaboration and research revenue was $1,300,000, an increase of $524,000 over the same period in the prior year.  Collaboration and research revenue for the nine-month period ended June 30, 2003 totaled $2,341,000, an increase of $524,000 over the same period in the prior year.  These increases were primarily attributable to the increase in donated drugs and services which we receive from Schering Plough for our Phase 2 triple-drug combination therapy for the treatment of patients infected with Hepatitis C who failed to respond to prior therapy trial, offset by a decrease in contract research income from Shire BioChem as the agreement was completed in the prior year.

Research and Development Expenses–Research and development expenses for the quarter ended June 30, 2003 totaled $11,583,000, an increase of $3,952,000, or 52%, over the same period in the prior year.  For the nine months ended June 30, 2003, research and development expenses were $29,812,000, an increase of $6,311,000 or 27% over the same period in the prior year.  These increases were primarily due to increased expenses associated with our ongoing Phase 3 clinical trial of Ceplene™ for the treatment of patients with advanced metastatic melanoma with liver metastases, and our Phase 2 triple-drug combination therapy trial for the treatment of patients infected with Hepatitis C, as well as an increase in expenses related to development of an oral formulation of histamine, the active agent underlying Ceplene.  These increases were offset by a decrease in expenses related to completed non-clinical development studies which included chronic toxicology studies for Ceplene.

Business Development and Marketing Expenses–Business development and marketing expenses for the quarter ended June 30, 2003 were $360,000, a decrease of $525,000, or 59%, from the same period of the prior year. Business development and marketing expenses for the nine months ended June 30, 2003 were $1,078,000, a decrease of $1,190,000, or 53%, from the same period of the prior year.  These decreases were due to a decrease in sales and marketing personnel during the first quarter of fiscal year 2003.

General and Administrative Expenses–For the quarter ended June 30, 2003, general and administrative expenses were $2,255,000, an increase of $753,000, or 50% from the quarter ended June 30, 2002.  General and administrative expenses for the nine months ended June 30, 2003 were $6,102,000 an increase of $1,121,000 or 23%, over the same period in the prior year.  These increases were primarily a result of increased legal expenses related to the shareholder litigation and the May 2003 state arbitration proceedings.

Other Income–Investment income was $546,000 for the quarter ended June 30, 2003, a decrease of $586,000, or 52%, from the same period in the prior year. Investment income for the nine months ended June 30, 2003 was $2,038,000, a decrease of $1,977,000 or 49% from the same period in the prior year.  These decreases were a result of the decrease in investment balances and the rate of earnings due to reductions in interest rates.

Cumulative Effect of Change in Accounting Principle—The non-cash $28,179,000 charge recorded during the nine months ended June 30, 2002 reflects the write down of the carrying value of goodwill associated with the Cytovia acquisition recorded as a result of the adoption, effective October 1, 2001, of SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets”.

Net Loss Applicable to Common Stock–Net loss applicable to common stock for the quarter ended June 30, 2003 totaled $12,381,000, an increase of $4,225,000, or 52%, from the same period in the prior year. This increase was primarily due to the increase in research and development expenses and general and administrative expenses, as well as the decrease in investment income, partially offset by the decrease in business development and marketing expenses and the increase in collaboration revenue, as described above.  Net loss applicable to common stock for the nine months ended June 30, 2003 totaled $32,692,000, a decrease of $20,531,000, or 39%, from the same period in the prior year.  The decrease was primarily a result of the cumulative effect of change in accounting principle which occurred in October 2001, partially offset by the increase in research and development expenses, as described above.

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

Until required for operations, the Company’s policy under established guidelines is to keep its cash reserves in bank deposits, corporate debt securities, United States government instruments and other readily marketable debt instruments, all of which are investment-grade quality.  As of June 30, 2003, the Company had cash, cash equivalents and investments (including restricted cash) totaling approximately $81.8 million compared with $111.5 million at September 30, 2002.  As of June 30, 2003, the Company had working capital of approximately $72.1 million compared with $104.8 million at September 30, 2002.  The decrease in the Company’s cash, cash equivalents and investments, and working capital was primarily due to day-to-day operating expenses relating to research and development activities.

In December 2000, the Company entered into a secured revolving promissory note with an officer of the Company.  The note, as amended, bears interest at an annual rate of 4.0% and is secured by the officer’s outstanding options and shares of common stock.  The Company determined that the note to the officer is impaired because the officer did not have the ability to repay the loan in full when due.  Accordingly, the Company has not recorded interest income of $127,000 on the note subsequent to June 30, 2002, and has recorded an allowance on the note in the amount of $700,000.  In December 2002, the officer paid the Company $122,000 of interest due on the note.  The entire outstanding balance of principal and interest was due on December 8, 2002.  The Company is reviewing its options and alternatives and intends to collect the outstanding principal and interest on the loan.  As of June 30, 2003, the recorded outstanding principal and interest balance on the note was $2,287,000, net of the $700,000 allowance.

The Company is a guarantor on $1,800,000 in loans made by a bank to two officers and one former officer of the Company. Under the guarantor agreement executed in July 2001, the Company granted the bank a security interest in a $1,800,000 certificate of deposit as collateral for the loans the bank made to the officers.  These loans are due in July 2004.  The Company does not hold any assets as collateral for the guarantees; however, in a case of default the Company would pursue collection from the officers or former officer.  During the fourth quarter of fiscal year 2002, the Company determined that it was probable that one of the officers would not have the ability to repay his loan.  Therefore, the Company recorded a liability in the amount of  $900,000.  The Company intends to collect from the officer any amounts that may ultimately be paid by the Company to the bank as a result of the guarantee on behalf of the officer.

The Company has term loans with a bank totaling $1,839,000 at June 30, 2003, the proceeds of which were used to finance capital expenditures.  The loans require the Company to maintain a minimum aggregate balance of $3,500,000 at the institution, including the $1,800,000 certificate of deposit held under the loan guarantees, as described above.

The Company, as a development stage enterprise, anticipates incurring substantial additional losses at least in the near future as it continues to expend substantial amounts on its ongoing and planned clinical trials and its expanded efforts related to its other research and development efforts, including the apoptosis modulator program.  In addition, the Company’s cash requirements may fluctuate in future periods as it conducts additional research and development activities including clinical trials, other research and development activities, and efforts associated with the commercial launch of any products that are approved for sale by government regulatory bodies.  Among the activities that may result in an increase in cash requirements are the scope and timing of the Phase 3 and Phase 2 Ceplene cancer and hepatitis C clinical trials currently underway, and earlier-stage clinical trials and other research related to liver disease and the apoptosis modulator and topical histamine technologies. Other factors that may impact the Company’s cash requirements include the results of clinical trials, the scope of other research and development activities, the time required to obtain regulatory approvals, costs associated with defending certain lawsuits currently pending against the Company, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, and the ability to establish marketing alliances and collaborative arrangements. As a result of these factors, it is difficult to predict accurately the timing and amount of future cash requirements.

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

We believe that our available cash, cash equivalents and investments at June 30, 2003 will be sufficient to satisfy our funding needs for at least the next 24 months.

The Company has never paid a cash dividend on its common stock and such payments are prohibited by the terms of the Company’s bank loan. The Company does not contemplate the payment of cash dividends on its common stock in the foreseeable future.

IMPACT OF INFLATION

The impact of inflation on the operations of the Company for the three and nine months ended June 30, 2003 and 2002 was not material.

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

•                  meet applicable United States and international regulatory standards;

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

Ceplene and our other drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining Federal Drug Administration (“FDA”) and other governmental and similar international regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. Even if we believe that preclinical and clinical data are sufficient to support regulatory approval for a drug candidate, the FDA and similar international regulatory authorities may not ultimately approve the candidate for commercial sale in any jurisdiction. The FDA or similar international regulators may refuse to approve an application for approval of a drug candidate if they believe that applicable regulatory criteria are not satisfied. The FDA or similar international regulators may also require additional testing for safety and efficacy. For example, in 2000, we submitted an New Drug Application (“NDA”) to the FDA seeking approval to market Ceplene based on the data from our first Phase 3 clinical study in advanced metastatic melanoma. In January 2001, the FDA determined that a second study was required to support approval. In response to the FDA request, in January 2002 we commenced another Phase 3 trial. Although we believe that this additional Phase 3 trial, in combination with the results of the first Phase 3 trial, will support approval in the United States and other countries, we have no assurance that (i) the results from this additional Phase 3 trial will confirm the results from the first Phase 3 trial, (ii) the FDA will not require additional Phase 3 trials, or (iii) the FDA will approve our NDA.

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

We have been named as a defendant in securities class action and other litigation that could result in substantial costs and divert management’s attention and resources.

On December 14, 2000 plaintiff, Blake Martin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against us and two officers of our Company, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. Thereafter, approximately thirteen similar complaints were filed in the Southern District.  The Southern District complaints have been consolidated into a single action.  No discovery has been conducted.  We successfully brought motions to dismiss the consolidated complaint and a second amended complaint.  The plaintiff then filed a third amended complaint, and our motion to dismiss the third amended complaint is currently under consideration by the court.  The complaint has been tendered to our insurance carrier.

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego, against us and two of our officers based on similar facts and circumstances, alleging fraud and negligent misrepresentation in connection with our acquisition of Cytovia. The Superior Court subsequently issued an order compelling the first lawsuit to a binding arbitration forum, and the second lawsuit has been stayed pending the resolution of the arbitration proceeding. A binding arbitration proceeding with the American Arbitration Association was held in May 2003.  The three-member arbitration panel rejected all of the claims asserted by certain former shareholders of Cytovia, Inc. and determined that we have no liability for such claims.  In its interim decision the panel also determined that Maxim should be awarded reasonable attorney fees, costs and expenses in an amount yet to be determined.  The arbitration panel has not yet issued its final award.

No assurances can be made that we will be successful in our defense of the pending claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders, the plaintiffs and defense lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

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

We may co-market Ceplene in the United States, if it is approved by the FDA. Maxim has never before marketed or sold any pharmaceutical product. In order to co-market Ceplene or certain other drug candidates, we will need to hire a significant number of people with relevant pharmaceutical experience to staff our sales force and marketing group, and possibly also to make appropriate arrangements with strategic partners. If we cannot develop the required marketing and sales expertise both internally and through our partnering arrangements, our ability to generate revenue from product sales will likely suffer.

In addition to a possible collaborative partner in the United States, we expect to rely on collaborative partners to market and sell Ceplene in international markets, and such arrangements may be sought to market certain other drug candidates in all markets. We have not yet entered into any collaborative arrangement with respect to marketing or selling Ceplene with the exception of agreements relating to Australia, New Zealand and Israel, and have not entered into any agreements regarding the marketing or selling of our other drug candidates with the exception of a license agreement relating to our MX2105 series of anti-cancer compounds. We cannot guarantee that we will be able to enter into any such arrangements on terms favorable to us, or at all. If we are able to enter into marketing and selling arrangements with collaborative partners, we cannot assure you that such marketing collaborators will apply adequate resources and skills to their responsibilities, or that their marketing efforts will be successful.

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

We are a development-stage enterprise. We have experienced net losses every year since our inception. The net loss applicable to common stock for the nine months ended June 30, 2003 and 2002 was approximately $32.7 million and $53.2 million, respectively.  As of June 30, 2003, we had an accumulated deficit of approximately $293.7 million. We anticipate incurring substantial additional losses over at least the next several years related to developing and testing our drug candidates and preparing for commercialization and planned market launches of our products. If we do not become profitable, our stock price will be negatively affected, and we may ultimately be forced to discontinue our operations. We may never generate sufficient product revenue to become profitable. We expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

We will need to raise additional funds in the future. If we are unable to obtain the funds necessary to continue our operations, we will be required to delay, scale back or eliminate one or more of our drug development programs.

We have already spent substantial funds developing our potential products and business. We expect to continue to have negative cash flow from our operations for at least the next several years. We will have to raise additional funds to complete the development of our drug candidates and to bring them to market. Our future capital requirements will depend on numerous factors, including:

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

Our success depends in large part on our ability to obtain, maintain and protect patents, trademarks, and trade secrets and to operate without infringing upon the proprietary rights of others. If we are unable to do so, our products and technologies may not provide us with any competitive advantage.

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

Furthermore, we are subject to the provisions of Section 203 of the Delaware General Corporations Law, an anti-takeover law, which may also dissuade a potential acquiror of our common stock, even though such acquisition may be beneficial to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is principally confined to its cash equivalents and investments that have maturities of less than three years. The Company maintains a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in its investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. The Company currently does not hedge interest rate exposure. A hypothetical ten percent change in interest rates during the quarter ended June 30, 2003 would have resulted in approximately a $51,000 change in net loss.  The Company has not used derivative financial instruments in its investment portfolio. There have been no significant changes in the types or maturities of investments held from September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II–OTHER INFORMATION

Item 1.  Legal Proceedings

On December 14, 2000 plaintiff, Blake Martin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company and two officers of the Company, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. Thereafter, approximately thirteen similar complaints were filed in the Southern District.  The Southern District complaints have been consolidated into a single action.  No discovery has been conducted.  The Company successfully brought motions to dismiss the consolidated complaint and a second amended complaint. The plaintiff then filed a third amended complaint, and the Company’s motion to dismiss the third amended complaint is currently under consideration by the court.  The complaint has been tendered to the Company’s insurance carrier.

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego against the Company and two of its officers based on similar facts and circumstances, alleging fraud and misrepresentation in connection with the Company’s acquisition of Cytovia. The Superior Court subsequently issued an order compelling the first lawsuit to a binding arbitration forum, and the second lawsuit has been stayed pending the resolution of the arbitration proceeding A binding arbitration proceeding with the American Arbitration Association was held in May 2003.  The three-member arbitration panel rejected all of the claims asserted by certain former shareholders of Cytovia, Inc. and determined that Maxim has no liability for such claims.  In its interim decision the panel also determined that Maxim should be awarded reasonable attorney fees, costs and expenses in an amount yet to be determined.  The arbitration panel has not yet issued its final award.

No assurances can be made that the Company will be successful in its defense of the pending claims. If it is not successful in its defense of such claims, the Company could be forced to make significant payments to its stockholders, the plaintiffs and defense lawyers, and such payments could have a material adverse effect on the Company’s business, financial condition and results of operations, if not covered by the Company’s insurance carrier. Even if the Company’s defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect the Company’s business.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits
31.1	Certification by Larry G. Stambaugh, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Anthony E. Altig, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

Date of Report	Description of Exhibit	Financial Statements Filed
May 7, 2003	Press Release: “Maxim Pharmaceuticals Announces 2003 Second Quarter Financial Results”	No

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

Date: August 7, 2003