Form 10-K
period 2003-09-30
MAXIM PHARMACEUTICALS INC
filed 2003-12-19
CIK 1013351

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

Commission File No. 1-14430

MAXIM PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0279983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8899 University Center Lane, Suite 400
San Diego, California 92122
(858) 453-4040

(Address, including zip code, and telephone number,
including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 Par Value	NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of the voting common equity held by persons considered by the registrant for this purpose to be non-affiliates of the registrant was approximately $73,009,177 on March 31, 2003, when the closing price of such stock, as reported on the Nasdaq National Market, was $3.17. This number is provided only for the purposes of this report and does not represent an admission by either the Registrant or any such person as to the status of such person.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of December 2, 2003 was 28,013,317.

DOCUMENTS INCORPORATED BY REFERENCE

1.             Certain portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2003, are incorporated into Part II hereof.

2.             Certain portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on February 19, 2004 to be filed with the Securities and Exchange Commission within 120 days after September 30, 2003, are incorporated into Part III hereof.

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are characterized by future or conditional verbs and include, but are not limited to, statements regarding the results of product development efforts, clinical trials and applications for marketing approval of pharmaceutical products, and the scope and success of future operations. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under “Risk Factors” and elsewhere in this Form 10-K for the year ended September 30, 2003, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel, the need for additional financing, and the dependence upon collaborative partners. We do not assume any obligation to update forward-looking statements as circumstances change.

PART I

ITEM 1. BUSINESS

Maxim Pharmaceuticals, Inc. is referred to throughout this report as “Maxim”, the “Company”, “we” or “us”.

Overview

We are a global bio-pharmaceutical company with a diverse pipeline of drug candidates for life-threatening cancers and chronic liver diseases.

Our lead drug candidate Ceplene™ (histamine dihydrochloride) is designed to prevent or reverse damage associated with oxidative stress, thereby protecting critical cells and tissues. Because Ceplene modulates basic immune functions, it has the potential to be used in the treatment of a broad range of diseases in which oxidative stress plays an important role. More than 2,000 patients have participated in our 17 completed and ongoing clinical trials of Ceplene, conducted in 20 countries.  The clinical trials involve the following diseases:

•      Life-threatening cancers, such as advanced malignant melanoma (the most deadly form of skin cancer), acute myeloid leukemia and renal cell carcinoma (kidney cancer); and

•      Hepatitis C, the most common blood-borne virus in the United States.

Clinical trials completed to date have suggested that Ceplene can be safely self-administered by most patients in their own homes.

Ceplene for the treatment of advanced malignant melanoma represents our most advanced program.  In November 2003, we filed a European Centralized Procedure Marketing Authorization Application for Ceplene, in combination with interleukin-2 (IL-2), a drug manufactured by Chiron, for the treatment of patients with advanced malignant melanoma.  The Ceplene application was filed with the European Agency for the Evaluation of Medicinal Products (EMEA) as an electronic Common Technical Dossier (eCTD) in compliance with the most recent International Committee of Harmonization (ICH) guidelines.   Ireland and Sweden have been assigned by the EMEA as the Rapporteur and Co-rapporteur, respectively, with responsibility to review the application on behalf of the European Union (EU).

Ceplene is also currently being tested in the MP-8899-0104 confirming Phase 3 trial (M0104) designed to support registration for U.S. marketing approval. The first Phase 3 trial in advanced malignant melanoma, the 305-patient United States Phase 3 trial (M01), which was completed in 2000, demonstrated a statistically significant improvement in survival as highlighted in two publications in 2002 in the Journal of Clinical Oncology. Data from this clinical trial were also selected for presentation at a number of key scientific conferences including the American Society of Clinical Oncology (ASCO), the World Health Organization 5th World Conference on Melanoma, and the European Cancer Conference (ECCO).

In 2000, we submitted a New Drug Application (NDA) to the United States Food and Drug Administration (FDA) seeking approval to market Ceplene for the treatment of advanced malignant melanoma with liver metastases based on the data from the single M01 Phase 3 trial. In January 2001, the FDA determined that this single study would not be adequate to support approval. Despite the FDA action, the M01 Phase 3 trial results were the first results from any published, large, controlled study in advanced malignant melanoma that showed a statistically significant survival benefit.

In September 2003, we fully enrolled the M0104 Phase 3 trial, including 230 patients, based in the United States, Canada and Europe.  This trial is designed, in combination with the completed M01 Phase 3 trial, and the additional international MP-MA-0102 Phase 2 trial (M0102) which was completed in 2003, to form the basis for marketing approval in the United States and other countries. The FDA reviewed and accepted the protocol for the M0104 Phase 3 trial under its “Special Protocol Assessment” procedures, a process for reaching a confirmed agreement between the FDA and ourselves for the trial design and objectives.

Our researchers have also identified a series of novel cancer drug candidates that are potent inducers of apoptosis, also known as programmed cell death. The compounds were identified through our proprietary high-throughput screening technology that uses a unique live cell screening assay. We have screened approximately one million compounds and have identified drug candidates with unique mechanisms of action that target major cancers such as breast, lung, prostate, and colorectal.

A clinical development program for Ceplene is also underway in hepatitis C and is designed to improve patient care by enhancing the efficacy of pegylated interferon and ribavirin, the current standard of care. In 2001, we completed the MP-MA-0405 Phase 2 (M0405) dose-ranging study of Ceplene (M0405) in combination with interferon-alpha (IFN-alpha) for the treatment of naïve, chronically infected hepatitis C patients. As of the 72-week end-of-trial evaluation date, 35% of all patients (intent-to-treat basis) treated with Ceplene and IFN-alpha achieved a complete sustained viral response. Published reports suggest that approximately 13% of hepatitis C patients attain a sustained viral response from treatment with IFN-alpha alone. In December 2001, we commenced a randomized, controlled Phase 2 trial designed to compare the treatment of nonresponder hepatitis C patients with a triple-drug combination of Ceplene and Schering Corporation’s Peg-Intron™ (peginterferon alfa-2b) and Rebetol® (ribavirin, USP) versus treatment with Peg-Intron and Rebetol combination therapy alone.  This trial was fully enrolled with 320 patients in July 2003.

In addition, our MX8899 topical gel is being tested in clinical trials to treat patients who suffer from oral mucositis and other debilitating side effects of certain cancer therapies.

Ceplene—Drug Candidate for Cancer and Infectious Diseases

Overview

A substantial body of research suggests that the immune system’s ability to destroy virally infected or cancer cells is suppressed by oxygen free radicals released by certain immune cells. This process is commonly referred to as oxidative stress. Oxidative stress, which is implicated in numerous diseases, causes tissue damage and can damage or destroy the liver in patients with hepatitis and other chronic liver diseases.

Ceplene, based on the naturally occurring molecule histamine, prevents the production and release of oxygen free radicals, thereby reducing oxidative stress. Accordingly, treatment with Ceplene has the potential to prevent or reverse damage induced by oxidative stress, thereby protecting critical cells and tissue, including immune cells.

Because Ceplene modulates basic immune functions, it has the potential to be used in a broad range of diseases in which oxidative stress plays an important role. More than 2,000 patients have participated in our 17 completed and ongoing clinical trials of Ceplene, which have been conducted in 20 countries. The results of our completed clinical trials suggest that Ceplene can be safely self-administered by most patients in their own homes. To date, clinical trials of Ceplene have been conducted in the following life-threatening diseases:

•      Advanced malignant melanoma, the most deadly form of skin cancer;

•      Acute myeloid leukemia, the most common acute adult leukemia;

•      Renal cell carcinoma, a deadly cancer of the kidneys; and

•      Hepatitis C, the leading blood-borne viral infection in the United States.

Research and clinical results regarding Ceplene and related topics have been the subject of more than 80 presentations at major scientific and clinical meetings and have been published in more than 300 scientific and clinical articles. Ceplene is an investigational drug and has not been approved by the FDA or any international regulatory agency.

Ceplene Mechanism of Action

Ceplene, based on the naturally occurring molecule histamine, prevents the production and release of oxygen free radicals, thereby reducing oxidative stress. Research suggests that treatment with Ceplene has the potential to protect critical cells and tissues, and prevent or reverse the cellular damage induced by oxidative stress. This body of research has demonstrated that the primary elements of Ceplene’s proposed mechanism of action are as follows:

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

Research has shown that phagocytic cells (including monocytes, macrophages and neutrophils), a type of white blood cell typically present in large quantities in virally infected liver tissue and in sites of malignant cell growth, release reactive oxygen free radicals and have been shown to inhibit the cell-killing activity of human NK cells and T cells. In preclinical studies, human NK, T, and liver-type NK/T cells have been shown to be sensitive to oxygen free radical-induced apoptosis when these immune cells were exposed to phagocytes. The release of free radicals by phagocytes results in apoptosis, or programmed cell death, of NK, T and NK/T cells, thereby destroying their cytotoxic capability and rendering the immune response against the tumor or virus largely ineffective. In addition, the liver-type NK/T cells have been shown to be particularly susceptible to oxygen free radical- induced apoptosis.

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

Preventing Oxidative Damage:  Most acute and chronic liver diseases have oxidative damage as a common feature of their pathology. Phagocytic cells and Kupffer cells, both typically present in large quantities in virally infected liver tissue, release oxygen free radicals in response to infections or other factors. Research suggests that oxygen free radicals cause much of the cell damage in the liver common to hepatitis, alcohol-induced liver damage and other liver diseases. By preventing the production and release of oxygen free radicals by phagocytic and Kupffer cells, Ceplene may prevent and reverse oxidative damage to the liver.

The intellectual property protection surrounding the Ceplene technology now includes 20 U.S. patents and 13 pending U.S. patent applications, with corresponding patents issued or pending in the international markets. Claims include the therapeutic administration of histamine or any H2 receptor agonist in the treatment of cancer, infectious diseases and other diseases, either alone or in combination therapies, the novel synthetic method for the production of pharmaceutical-grade histamine dihydrochloride, and the rate and route of administration.

Potential Benefits of Ceplene

The results from our completed M01 Phase 3 and preceding Phase 2 trials in advanced malignant melanoma, and earlier-stage results in our other disease targets, have suggested that Ceplene may be integral in the growing trend toward combination therapy for certain cancers and infectious diseases and may offer a number of important clinical and commercial advantages relative to current therapies or approaches, including:

•      Extending survival in cancer. Our M01 Phase 3 melanoma trial and other clinical trials of Ceplene have potentially provided evidence of substantially improved therapeutic efficacy (extended survival) over approved therapies or standards of care.

•      Increasing sustained response rates in hepatitis C. Our M0405 Phase 2 hepatitis C trial suggests that Ceplene may have the potential to increase sustained viral response rates in treatment-naïve hepatitis C patients.

•      Maintaining quality of life. The results from our M01 Phase 3 melanoma trial indicated that Ceplene did not add clinically significant grade 3 or 4 toxicity compared to IL-2 alone, is safe in most patients and resulted in no additional clinically significant degradation of the patient’s quality of life during outpatient treatment.

•      Outpatient administration. In clinical trials conducted to date, Ceplene has been self-administered at home by most patients, in contrast to the in-hospital administration required for many other therapies.

•      Cost effectiveness. The delivery of combination therapy with Ceplene on an outpatient basis may eliminate the costs associated with in-hospital patient care. These factors, combined with the potential improvements in efficacy, may contribute favorably to the assessment of benefit versus cost for this therapy.

Ceplene is an investigational drug candidate and has not been approved by the FDA or any international regulatory agency.

Ceplene Clinical Trial Status

The table below summarizes our current and completed clinical trial activities for each disease we currently target or may target in the future with Ceplene. We have 13 Phase 1 and Phase 2 trials and four Phase 3 trials, completed or currently underway.

Indication	Trial Number	Trial Phase	Number Patients	Status	Location

Advanced Malignant Melanoma	MP-8899-0104	Phase 3	230	Ongoing; enrollment completed	United States, Europe & Canada
	MP-US-M01	Phase 3	305	Completed	United States
	MP-MA-0102	Phase 3	241	Completed	Europe, Australia, Canada & Israel
	MP-MA-0103	Phase 2	163	Completed	United States
	MP-S01	Phase 2	42	Completed	Europe
	MM-2	Phase 2 low-dose	27	Completed	Europe
	MM-1	Phase 2 high-dose	17	Completed	Europe

Acute Myeloid Leukemia	MP-MA-0201	Phase 3	320	Completed; in follow up	United States, Europe, Australia, Canada, Israel & New Zealand
	AML1	Phase 2	39	Completed	Europe

Renal Cell Carcinoma	MP-MA-SO2	Phase 2 controlled	41	Completed: in follow up	Europe
	MP-MA-SO4	Phase 2 controlled	63	Completed; in follow up	Europe
	I-318-MA	Phase 2 single arm	48	Completed	Europe

Multiple Myeloma		Phase 1	7	Completed	Europe

Hepatitis C — Nonresponder	MP-8899-0406	Phase 2	320	Ongoing; enrollment complete	Europe, Canada & Israel
	MP-MA-S05	Phase 1	18	Completed	Israel
	NP16341	Phase 1	10	Completed	Sweden

Hepatitis C — Naïve	MP-MA-0405	Phase 2	129	Completed	Europe & Israel

Potential Cancer Indications for Ceplene

A report from the American Cancer Society, 2003 Cancer Facts and Figures, estimates that a total of approximately 1,334,100 new cases and approximately 556,500 deaths were expected for invasive cancers in the United States in 2003. One in four deaths in the U.S. are from cancer. Other sources report that one in five deaths in Europe are from cancer, and that the worldwide incidence of cancer exceeds 10 million per year. The National Cancer Institute estimates that the direct medical cost of treating cancer in the United States is $60 billion per year. Predominant forms of cancer include leukemia and lymphoma, breast, lung, urinary, prostate, melanoma, ovarian, colorectal and brain cancers.

Information regarding certain cancer indications is summarized below. The following estimates for the cancers initially targeted by Ceplene are based upon the American Cancer Society’s 2003 Cancer Facts and Figures for the United States.

Estimated Incidence and Mortality for Selected Cancers for 2003 for the United States

	Annual
	New Cases	Deaths

Malignant Melanoma	54,200	7,600
Acute Myeloid Leukemia	10,500	7,800
Renal Cell Carcinoma	31,900	11,900
Liver and Intrahepatic Bile Duct	17,300	14,400
All Invasive Cancers	1,334,100	556,500

Predominant methods of treating cancer generally include surgery, radiation therapy, chemotherapy and immunotherapy. Although these techniques have achieved success for certain cancers, particularly when detected in the early stages, each has drawbacks, which may significantly limit its success in treating certain types and stages of cancer. For example, cancer may recur even after repeated attempts at surgical removal of tumors or after other treatment. Surgery may be successful in removing visible tumors but may leave smaller undetectable nests of cancer cells in the patient that continue to proliferate. Radiation and chemotherapy are relatively imprecise methods for the destruction of cancer cells because such therapies can kill both cancer cells and normal cells. Radiation and chemotherapy also have toxic side effects, which may be lethal to the patient. These toxic side effects may also restrict the application of these treatments to less than optimal levels required to ensure eradication of the cancer.

The high number of cancer-related deaths indicates the need for more efficacious therapies for many patients. Many existing therapies have been approved on the basis that they shrink or limit the growth of tumors for a short period of time, but they have failed to demonstrate a clinically meaningful survival benefit to patients.

Ceplene—Advanced Malignant Melanoma

Malignant melanoma is the most deadly form of skin cancer and is one of the most rapidly increasing cancers in the developed world. There are approximately 54,200 new cases of melanoma and 7,600 deaths from the disease each year in the United States.

Ceplene for advanced malignant melanoma represents our most advanced program with seven clinical trials in more than 1,000 patients completed or ongoing. The first Phase 3 trial (M01) demonstrated a significant increase in survival for patients treated with Ceplene.  Based upon the results of this Phase 3 trial as well as the results of the M0102 Phase 2 trial completed earlier this year, in November 2003 we filed for approval to market Ceplene for the treatment of advanced malignant melanoma in the European Union (EU). Ceplene is also being tested in the M0104 Phase 3 trial designed to support registration for U.S. marketing approval. We currently expect to amend our NDA to seek U.S. approval to market Ceplene after the conclusion of the current Phase 3 trial.

Phase 3 Trial Results In March 2000, we completed the 305-patient M01 Phase 3 clinical trial of Ceplene in the United States for the treatment of advanced malignant melanoma, a trial that commenced in 1997. In this Phase 3 trial, advanced malignant melanoma patients were treated with a combination of Ceplene and IL-2, while patients in the control group were treated with the same dose of IL-2 alone. More than 50 clinical sites in the United States participated in the study.

The purpose of the multi-center, controlled trial was to evaluate whether Ceplene improves the efficacy of IL-2, an immunotherapeutic agent already approved for the treatment of advanced malignant melanoma. The primary endpoint of the M01 Phase 3 trial was survival duration evaluated through application of the unadjusted Log-Rank Test to Kaplan Meier survival distribution curves, evaluated in two primary populations:

•      All patients who entered the study (305 patients); and

•      All patients who entered the study with liver metastases (129 patients).

In October 2003, Sanjiv S. Agarwala, M.D., a principal investigator and Associate Medical Director of the Melanoma Center at the University of Pittsburgh Cancer Institute, presented the 36-month follow-up results for the M01 Phase 3 trial at the European Organization for Research and Treatment of Cancer (EORTC):  Perspectives in Melanoma Management conference. The 36-month results demonstrated that the intent-to-treat population of all 305 patients randomized into the trial demonstrated a statistically significant improvement in survival for patients treated with the combination of Ceplene and IL-2 (p=0.039, Log-Rank test, adjusted for multiple hypotheses) compared to the control patients treated with IL-2 alone.

Also noteworthy was that the 36-month data demonstrated that the Ceplene/IL-2 combination significantly increased survival in the population of advanced malignant melanoma patients with liver metastases (p=0.0062, Log-Rank test, adjusted for multiple hypotheses).  Melanoma patients with liver metastases have a very poor prognosis for survival with a median survival of less than five months. In the M01 Phase 3 trial, the percentage of liver metastases patients that lived three or more years (18%) was six times larger in the group treated with the Ceplene/IL-2 combination compared to the group treated with IL-2 alone (3%).

Dr. Agarwala also presented an analysis of 36 patients with ocular melanoma and liver metastases enrolled in the M01 trial.  Ocular melanoma, the most common intra-ocular malignancy, metastasizes to the liver in about two-thirds of patients, and these patients typically have a median survival of only two to seven months. Dr. Agarwala reported that the median survival for patients with ocular melanoma and liver metastases treated with Ceplene and IL-2 was 12.6 months compared to 4.8 months for patients receiving IL-2 alone (p=0.038).

The 12-month data from the M01 Phase 3 trial were published in the January 2002 edition of the Journal of Clinical Oncology (JCO). These results, and an update of the 24-month results, were published in September 2002 in the JCO “Classic Papers and Current Comments.” The Classic Papers and Current Comments publication represents the major articles related to melanoma research published in JCO over the last 20 years. Data from this clinical trial were also selected for presentation at a number of key scientific conferences including the American Society of Clinical Oncology (ASCO), the World Health Organization 5th World Conference on Melanoma, and the European Cancer Conference.

The M01 Phase 3 results are further potentially supported by the results of the 163-patient, multi-center, single-arm, M0103 Phase 2 trial, which was completed earlier this year.  A comparison of survival results from the M0103 trial to historical controls and to the survival curves from the control arm of the M01 trial demonstrate the potential effectiveness of this treatment.  For example, a comparison of long-term survival (24-month) for patients with liver metastases treated with the Ceplene/IL-2 combination in the M0103 trial (n=80) with published trials suggests an improved long-term survival benefit.   Long-term survival at 24 months in the M0103 trial was 12% compared to approximately 3-6% reported for other published clinical trials.  This is particularly significant because the patients enrolled in this Phase 2 trial were potentially more advanced in their disease than those in enrolled in the Phase 3 trial in that patients who had failed prior IL-2 treatment or bio-chemo treatment were also allowed in this trial.  On average the patients enrolled in this trial had failed more prior treatments and had more multi-organ involvement than those enrolled in the prior trial.

Regulatory Approval Process In 2000 we sought FDA approval of Ceplene for the treatment of advanced malignant melanoma with liver metastases based on the 12-month follow-up data from the M01 Phase 3 trial as called for under the approved statistical plan for the trial. The 12-month data from the M01 Phase 3 trial demonstrated that combination therapy using Ceplene plus IL-2 significantly improved the survival of advanced malignant melanoma patients with liver metastases (adjusted p=0.008). For all patients entering the study, treatment with the Ceplene/IL-2 combination improved survival over treatment with IL-2 alone, with a trend toward significance (p = 0.125). These data were promising but did not achieve the p=0.05 threshold for statistical significance, therefore we applied for approval in the United States only for the patient population that achieved statistical significance, the patients with liver metastases.

In January 2001 the FDA informed us that the single M01 Phase 3 trial would not support approval on its own and that an additional Phase 3 trial would be required. In January 2002 we commenced the confirming M0104 Phase 3 trial, which was fully enrolled in October 2003 with 230 patients.  This confirming trial is designed to support, in combination with the results of the M01 trial, marketing approval in the U.S. and other countries. The FDA reviewed and accepted the protocol for the M0104 Phase 3 trial under its “Special Protocol Assessment” procedures, a process used to ensure that the FDA regards the trial to be an adequate and well-controlled study when conducted in accordance with the approved protocol.

The M0104 Phase 3 trial is based in the United States, Europe and Canada and includes 230 patients with advanced malignant melanoma with liver metastases (the patient population in which Ceplene demonstrated the strongest statistically significant survival benefit in the M01 Phase 3 trial). As in the M01 Phase 3 trial, patients enrolled are randomized and treated with either the combination of Ceplene and IL-2 or the same dose of IL-2 alone. The primary endpoint in the trial is duration of patient survival. We currently estimate that the M0104 Phase 3 trial will conclude in late 2004.  We will use the data from the current Phase 3 trial to amend our existing NDA.

The FDA has granted orphan drug status to Ceplene for the treatment of advanced malignant melanoma. Orphan drug status provides for U.S. marketing exclusivity for seven years upon marketing approval by the FDA. The status also provides certain tax benefits and exempts us from certain FDA application fees.

On November 7, 2003, we filed a European Centralized Procedure Marketing Authorization Application for Ceplene, in combination with IL-2, a drug manufactured by Chiron, for the treatment of patients with advanced malignant melanoma.  The Ceplene application was filed with the European Agency for the Evaluation of Medicinal Products (EMEA) as an electronic Common Technical Dossier (eCTD) in compliance with the most recent International Committee of Harmonization (ICH) guidelines.   Ireland and Sweden have been assigned by the EMEA as the Rapporteur and Co-rapporteur, respectively, with responsibility to review the application on behalf of the EU. We expect this review process to take approximately one year.  Should the EMEA approve our application we could receive approval to market Ceplene by late 2004 in the EU for the treatment of advanced malignant melanoma.

Other Studies in Melanoma In 2003, we completed the M0102 Phase 3 trial of Ceplene for the treatment of advanced malignant melanoma based in Europe, Australia, Canada and Israel. The international trial commenced in November 1997 and included 241 patients. Patients in the Ceplene group received Ceplene plus low-dose IL-2 and IFN-alpha, while patients in the control group received dacarbazine (DTIC), the most commonly used chemotherapeutic agent for the treatment of advanced malignant melanoma, particularly in Europe and Australia. The international M0102 Phase 3 malignant melanoma trial was designed to test a proposed triple-drug combination, broaden the exposure of the drug outside the United States and provide a comparison between combination immunotherapy with Ceplene versus a chemotherapeutic agent.

The preliminary results from the M0102 Phase 3 trial suggest that Ceplene can be safely administered to patients, on an outpatient basis, in combination with both IFN-alpha and IL-2.  Preliminary results suggest that treatment with the combination of Ceplene, IFN-alpha and IL-2 resulted in a median survival of 271 days for the overall intent-to-treat population compared to 231 days for patients treated with DTIC.  In addition, for the population of patient with liver metastases, treatment with the combination of Ceplene, IFN-alpha and IL-2 resulted in a median survival of 211 days compared to 154 days for treatment with DTIC.  Overall survival evaluated using the unadjusted log-rank test did not achieve statistical significance.  No further testing of this triple-drug regiment will be undertaken, as the Company has elected to focus exclusively on the Ceplene/IL-2 combination regimen used in the M01, M0103 and M0104 trials.

Ceplene—Other Cancer Indications

Acute Myeloid Leukemia Acute Myeloid Leukemia (AML) is the most common form of acute leukemia in adults, and prospects for long-term survival are poor for the majority of patients. There are approximately 10,500 new cases of AML and 7,800 deaths caused by this cancer each year in the United States. Once diagnosed with AML, patients are typically treated with chemotherapy, and the majority achieve complete remission. Unfortunately, 75-80% of patients who achieve their first complete remission will relapse, and the median time in remission before relapse with current treatments is only 12 months.  The prospects for these relapsed patients is poor, and less than 5% survive long term. There are currently no effective remission therapies for AML patients. The FDA has granted orphan drug status to Ceplene for the treatment of AML.

We conducted a Phase 2 trial in Sweden in which 39 AML patients in remission were treated with Ceplene and low-dose IL-2. The objective of the Ceplene/IL-2 combination is to treat AML patients in remission to prevent relapse and prolong leukemia-free survival while maintaining a good quality of life for patients during treatment. Accordingly, Ceplene is designed to complement rather than supplant chemotherapy. In the Phase 2 trial, the 25 patients treated in their first complete remission with the Ceplene/IL-2 combination experienced a median leukemia-free survival of 20 months compared to published reports suggesting a median time to relapse of 12 months. Also treated in the Phase 2 trial were 14 patients who were in their second or subsequent complete remission at the time of enrollment. These 14 patients were also treated with the Ceplene/IL-2 combination and experienced a median time to relapse of 16 months compared to published reports suggesting a six-month historic median.

In September 2000 we completed enrollment of the MP-MA-0201 Phase 3 AML clinical trial (M0201) based in 12 countries, including clinical sites in the United States, Europe, Australia, Canada, Israel and New Zealand. The global trial commenced in November 1997 and included 320 patients. The trial is designed as a remission therapy to demonstrate that the combination of Ceplene and IL-2 can prolong leukemia-free survival time and prevent relapse in AML patients compared to the current standard of care, which is no therapy during remission. The purpose of this study is to expand the potential use of Ceplene in key markets and to potentially expand the labeling for the drug candidate if approval is received for the treatment of melanoma. This trial was completed in October 2003 and we expect that data from the trial will be available for analysis in early 2004.

Renal Cell Carcinoma There are approximately 31,900 new cases annually of renal cell carcinoma (RCC), a deadly cancer of the kidneys, in the United States. Malignant RCC often is resistant to radiation therapy and chemotherapy and the disease results in more than 11,900 deaths each year. Expanding the clinical testing of Ceplene into RCC was logical as IL-2, the drug that Ceplene has been tested with in melanoma, is also approved for the treatment of advanced RCC.

One Phase 2 trial has been completed and Phase 2 trials are ongoing in RCC. Researchers reported at the ASCO meeting in May 2002 the results from a 41-patient randomized, controlled Phase 2 trial. In the Phase 2 trial, advanced malignant renal cell carcinoma patients were treated with a combination of Ceplene and IL-2, while patients in the control group were treated with the same dose of IL-2 alone. For the group of patients treated with the Ceplene/IL-2 combination, 42% achieved a partial response or disease stabilization compared to 26% for the group treated with IL-2 alone. Analysis of the survival data for the final two Phase 2 studies is expected to be completed in early 2004.

Ceplene—Hepatitis C

Our clinical development program for Ceplene in hepatitis C is designed to increase patient viral response rates through a triple-drug combination of Ceplene, pegylated interferon and ribavirin.

Accordingly, Ceplene is designed to complement rather than compete with the current standard of care for treating hepatitis C.

Hepatitis C is the leading blood-borne infection in the United States. The U.S. Center for Disease Control and Prevention estimates that over 3.9 million Americans are infected with the hepatitis C virus. The World Health Organization and other sources estimate that at least 180 million people are infected worldwide. Hepatitis is a viral infection in which oxidative stress causes inflammation and tissue damage in the liver and, in many cases, permanent cirrhosis (scarring). The cycle of disease from infection to significant liver damage can take 20 years or more. Some experts estimate that without substantial improvements in treatment, deaths from hepatitis C will surpass those from HIV in the near future. Hepatitis C is the leading cause of liver cancer and the primary reason for liver transplantation in many countries.

The standard treatment for hepatitis C is interferon-alpha (IFN-alpha), an immunotherapeutic agent often given in combination with the anti-viral drug ribavirin. The most recent advance in hepatitis C therapy approved by the FDA is a pegylated, or sustained release, formulation of IFN-alpha given in combination with ribavirin. Even with recent advances, approximately half of patients do not attain a sustained viral response with current therapy. Several factors can influence the patient’s response to therapy, including the patient’s viral load and the genotype of the virus with which the patient is infected. Of the several variations (genotypes) of hepatitis C, genotype-1 is the most common type in the United States. Patients infected with this genotype, and those with viral levels greater than 800,000 IU per milliliter of blood, typically have the poorest response to treatment.

Our clinical development program for Ceplene (histamine dihydrochloride) in hepatitis C is designed to improve patient outcome (sustained viral response) through a triple-drug combination of Ceplene, pegylated interferon and ribavirin. A series of studies have been completed that provide the foundation for more advanced clinical testing of histamine in hepatitis C.

Results of Phase 2 Trials In May 1999, we commenced the M0405 Phase 2 trial of Ceplene in the treatment of 129 patients with hepatitis C. The trial was designed to evaluate the combination of Ceplene and IFN-alpha in the treatment of chronic hepatitis C patients who had not previously received treatment with IFN-alpha. The primary purpose of this study was to evaluate four dose regimens for Ceplene in the treatment of chronic hepatitis C, and to provide evidence that Ceplene, through its unique mechanism of action, may benefit cytokines such as IFN-alpha in the treatment of hepatitis C. The trial was based in the United Kingdom, Belgium, Israel and Russia. Patients were randomly assigned to one of four treatment groups, with each patient receiving Ceplene, in one of four dosing regimens, plus IFN-alpha under the then current standard dose regimen (3 MIU three times per week). The study was designed to evaluate the efficacy and safety of each of the four dosing regimens of Ceplene.

Patients were treated for up to 48 weeks, and then followed for an additional 24 weeks to evaluate the primary measures of efficacy, including reduction of viral load (defined by virus levels that are below the limit of detection using a validated PCR-RNA technique) and normalization of liver function (measured by the liver enzyme ALT, a standard measure of liver function). The study included a high percentage of patients that would normally be considered difficult to treat because they were characterized by high viral loads and the genotype-1 variant of the virus. The mean viral load of the patients in this study was 6.7 million copies per milliliter of blood, and 50% of the patients were infected with genotype-1.

Results from the 129-patient M0405 Phase 2 trial were presented by Yoav Lurie, M.D., principal investigator in the study and Head, Hepatitis Clinic, Liver Unit, Institute of Gastroenterology and Hepatology, Tel Aviv Souraski Medical Center, Israel, at the 2001 American Association for the Study of Liver Diseases (AASLD) meeting. As of the 72-week end-of-trial evaluation date, 35% of all patients (intent-to-treat basis) treated with Ceplene and IFN-alpha achieved a complete sustained viral response. Published reports suggest that approximately 13% of hepatitis C patients attain a sustained viral response from treatment with IFN-alpha alone. A sustained biochemical response for all patients at the 72-week time point was achieved in 35% of patients treated with Ceplene and IFN-alpha. Published reports suggest a sustained biochemical response among approximately 20% of patients treated with IFN-alpha alone.

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

In September 2002, the results from the M0405 Phase 2 trial of Ceplene in hepatitis C were published in the Journal of Viral Hepatitis. The researchers concluded from the study that these data indicate that the addition of Ceplene as a combination therapy with IFN-alpha for patients with chronic hepatitis C is safe, potentially efficacious and should progress to advanced clinical testing.

In addition to the M0405 Phase 2 trial, we completed a pilot safety study to evaluate the feasibility and safety of triple-drug treatment with Ceplene in combination with IFN-alpha and the anti-viral drug ribavirin in hepatitis C patients who were nonresponsive to prior therapy or relapsed after prior therapy. This trial was designed to support the advancement of triple-drug therapy with Ceplene into pivotal, large-scale trials in hepatitis C.

The results of this study were also presented at the 2001 AASLD conference. At 72 weeks, a sustained complete viral response was observed in 28% (5/18) of patients who entered the study, and in 38% (5/13) of evaluable patients (patients who completed at least four weeks of therapy). No serious adverse events and no unexpected or irreversible side effects were reported in the Ceplene study. We believe that these results suggest that Ceplene can be safely administered in this triple-drug combination, and that this triple-drug therapy is feasible in nonresponder patients.

Ongoing Phase 2 Trial in Nonresponder Patients In July 2003, we fully enrolled the MP-8899-0406 randomized, controlled Phase 2 trial (M0406) in 320 patients designed to compare the treatment of nonresponder hepatitis C patients with a triple-drug combination of Ceplene and Schering’s Peg-Intron™ (peginterferon alfa-2b) and Rebetol® (ribavirin, USP) versus treatment with Peg-Intron and Rebetol combination therapy alone. Nonresponder patients represent the largest current unmet medical need in hepatitis C. Patients will be treated for up to 48 weeks and followed for an additional 24 weeks after completion of treatment. The trial is expected to be completed in early 2005. To help facilitate this trial and reduce our costs, we entered into an agreement with Schering under which Schering will contribute the Peg-Intron and Rebetol product and perform the viral testing for the study at no cost to Maxim.

Histamine—Chronic Liver Diseases

Histamine, the active agent in Ceplene, has shown the potential to prevent or inhibit oxidative stress, a condition associated with most acute and chronic liver diseases. The liver plays an important role in regulating numerous vital processes and performs many functions essential to life. In the United States alone, approximately 25 million people—1 in every 10—have been afflicted with chronic liver, bile duct or gallbladder diseases. In addition, 26,000 of these patients die each year from chronic liver diseases and cirrhosis.

In addition to hepatitis, some of the most common diseases of the liver include:

•      Cirrhosis, in which normal liver cells are damaged and replaced by scar tissue as a result of various chronic liver diseases. A common cause of cirrhosis is excessive intake of alcohol. Alcoholic hepatitis in the severe form has a greater than 50% mortality rate.

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

In 2002, Maxim researchers reported the results from preclinical studies suggesting that histamine dihydrochloride accelerated recovery from alcohol-induced liver damage in an animal model of alcoholic liver disease (ALD). Liver injury was induced in the study through the administration of a single dose of ethanol once per day for four weeks in rats. After four weeks, alcohol administration was discontinued, and animals were treated with either histamine (0.5 mg/kg) or a vehicle control by subcutaneous injection twice a day for one week. Liver damage was assessed through measurement of the liver enzymes ALT and AST, markers that are elevated when there is damage to the liver. Animals that were treated with histamine achieved normalization of ALT and AST levels in approximately one-half of the time experienced by the control animals.  During 2003, additional work was presented on the observed benefit of Ceplene to accelerate the reversal (healing) of previous alcohol-induced liver damage approximately two-fold over no treatment.

In 2003, pre-clinical data was presented at the annual conference of the American Association for the Study of Liver Diseases (AASLD) that demonstrated the potential ability of histamine dihydrochloride to accelerate the regeneration of the liver after partial surgical resection in a rodent model.    In the studies presented at AASLD, high dose lipopolysaccharide (LPS) was used to slow liver regeneration following a two-thirds partial hepatectomy (removal of two-thirds of the liver).   Histamine not only accelerated the normal regenerative process, but its use as a pretreatment counteracted the initial delay in regeneration that would be caused by LPS.    These data provide a good rationale for future planned studies in humans with liver disease.

Oral Formulation We are currently developing an oral formulation of histamine for the treatment of chronic liver diseases.  We are currently performing certain animal studies designed to assist in the development of such an oral formulation.  We expect to begin clinical testing of an oral formulation in 2004.

As a result from these multiple preclinical studies we will likely expand the future testing of histamine to investigate the protective mechanism of the drug candidate as a potential therapy for certain non-viral chronic liver diseases such as nonalcoholic steatohepatitis (NASH) and/or ALD.  We expect that all future clinical trials of histamine in chronic liver diseases will be with an oral formulation.

MX8899 Topical Gel—Cancer Supportive Care

Our MX8899 topical gel is being studied as a potential treatment for patients who suffer from oral mucositis and other significant side effects of certain cancer therapies.

Histamine dihydrochloride, the active agent in the MX8899 gel, has been shown in preclinical work to reduce inflammation by preventing the production and release of oxygen free radicals and proinflamatory cytokines such as TNF-alpha and IL-1b, thereby reducing oxidative stress and inflammation. In addition, it has been reported that histamine may improve blood circulation and assist in wound healing. Accordingly, histamine-related gels have the potential to be useful in situations where free-radical damage and excessive inflammation are involved, thereby facilitating the healing processes.

Maxim’s topical gel has been tested by investigators in small pilot, randomized, blinded, placebo-controlled trials conducted by independent researchers in patients with oral mucositis, herpes labialis (cold sores), burns (thermal and sun), decubitus ulcers, shingles and conjunctivitis. Patients experienced improved healing times when treated with topical histamine gels compared to placebo controls.

MX8899 for Oral Mucositis

Oral mucositis is a common, painful and debilitating toxicity suffered by cancer patients treated with certain chemotherapeutic agents and radiation therapy. Symptoms of oral mucositis include the formation of canker sore-like lesions within the mouth that may extend to the tongue, throat and gastrointestinal tract, with mild to severe discomfort and difficulty eating and drinking. The lesions may last two to three weeks, and in severe cases patients require hospitalization, pain medication and limitations to or interruptions in their cancer therapy. Currently, there is no effective therapy for the prevention or treatment of oral mucositis.

A pilot safety clinical trial of MX8899 in oral mucositis commenced in 2002. A total of 30 evaluable patients were studied in the trial, each received chemotherapy with or without total body irradiation in preparation for either allogeneic or autologous hematopoietic stem cell transplantation. Half of the patients in the study were randomized to receive the MX8899 gel, and the other half received a placebo control gel. The objectives of this study were to evaluate the safety, tolerability, pharmacokinetics and potential biological activity of the histamine gel in patients with oral mucositis. Preliminary results from the trial suggested that MX8899 can be safely administered in patients with oral mucositis, although no conclusion regarding the potential efficacy of MX8899 could be drawn from the small patient population.

MX8899 was also studied in radiation dermatitis, a serious side effect of head and neck radiation therapy suffered by up to 600,000 patients per year in U.S. In addition to causing patient discomfort, the burns and severe irritation associated with radiation dermatitis are sometimes severe enough that patients are forced to take breaks in their radiation treatment. Currently, there are no standard preventative or therapeutic treatments for radiation-induced dermatitis.

In this safety trial, nine patients were enrolled, each receiving bilateral neck radiotherapy for head and neck squamous cell carcinoma. One side of their necks received treatment gel in a blinded manner and the other side of their neck received the placebo gel. The results of the study suggested that MX8899 can be safely administered in patients with radiation dermatitis.

We will consider the results of the two recent trials of MX8899 in determining the future development strategy for the drug candidate.

Novel Cancer Drug Candidates

Small-Molecule Apoptosis Inducers

Our researchers have identified more than 40 compound families that induce apoptosis (also known as programmed cell death) in cancer cells and are candidates for development as anti-cancer agents.  We discovered these development candidates by screening more than one million compounds using our novel, caspase-based screening technology.

In November 2003, the capabilities and proprietary nature of our screening technology were presented at the 2003 Cancer Drugs Research and Development conference.  Our screening assays identify the activation of caspase 3, often described as the “executioner caspase” since the activation of caspase 3 commits a cell to undergo apoptotic cell death.  Research suggests that Maxim’s apoptosis assays are able to monitor activation of the caspase 3 inside living cells and are versatile enough to measure caspase activity inside multiple cell types (for example, cancer cells, immune cells, brain cells, cells of the endocrine system, cells or cell lines from different organ systems or genetically engineered cells).  The assays underlying the screening technology are protected by multiple U.S. and international patents and patent applications.

As reported at the conference, the efficacy-based characteristics inherent to our screening technology have allowed researchers to identify compounds that selectively induce apoptosis through a wide variety of underlying mechanisms of action, both known and unknown.  Accordingly, the portfolio of potential drug candidates identified through the screening technology includes a number of compounds that induce apoptosis through molecular targets not previously described for the purpose of treating cancer, as highlighted with the lead candidates summarized below:

Candidate	Description	2003 Highlights
MX2167	Novel, cell-surface target Broad activity	Patent filed covering novel mechanism and target Preclinical results presented at 2003 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics
MX126374	Novel, intracellular target Selective for breast and colorectal cancer	Patent filed covering novel mechanism and target Preclinical results presented at 2003 AACR meeting
MX128495	Dual mechanism Broad activity	Exclusive worldwide collaboration with Myriad Genetics
MX2105	Anti-vascular targeting agent Broad activity	Preclinical results presented at 2003 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics

Preclinical results for one of the leading candidates, the MX2160 family of compounds, was presented at the 2003 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in Boston in November 2003.  Researchers reported that MX2167 demonstrated attractive pharmacokinetic properties and potent efficacy in rat syngeneic prostate cancer models, with 90% inhibition of tumor growth using moderate dosing schedules.  The MX2167 series features compounds whose apoptosis-inducing anti-tumor activities are mediated by a novel molecular mechanism different from the actions of traditional cancer drugs.  In preclinical testing MX2167 has been shown to induce apoptosis in cancer cells in multiple cell lines, including prostate, breast, colorectal, non-small cell lung and small cell lung cancers and leukemia.  During 2003, we announced that we had identified and filed U.S. patents covering the novel mechanism of action of the MX2060 series and the use of the related molecular target for the induction of apoptosis for the treatment of cancer.

The MX2060 series is only one of more than 40 compound families identified by our researchers through our proprietary caspase-based high-throughput screening system.  It is our intent to seek partners for certain of our novel apoptosis compounds to accelerate their advancement into clinical testing.

In December 2003, we announced the exclusive license of our MX128495 series of preclinical apoptosis inducer compounds for the treatment of cancer to Myriad Genetics, Inc.  MX128495 has shown potency in preclinical testing in multiple cancer types including prostate cancer, breast cancer, colorectal cancer, non-small cell lung cancer, small cell lung cancer and leukemia.  Under the terms of the agreement, we granted an exclusive worldwide license to Myriad for the development and commercialization of the MX128495 series of compounds.  Myriad will be responsible for the clinical development and commercialization of MX128495, with oversight to be provided by a joint development committee comprised of Myriad and Maxim personnel.  We will provide research services to Myriad for a period of at least one year to assist with the development of MX128495.  The license agreement calls for Myriad to pay up to $27 million to us in the form of milestone payments, license fees and research support assuming successful commercialization of any compound within the MX128495 series, as well as a royalty to Maxim on sales of MX128495-related products.

In addition to collaborations related to specific compound families, the capacity of our high-through screening assays (the ability to screen more than 20,000 compounds per day) enable us to collaborate on earlier-stage discovery efforts as well.  Under a collaboration with Celera Genomics, we have screened approximately 700,000 of Celera’s proprietary compounds to identify inducers of apoptosis.  We expect to seek additional corporate collaborators to augment our internal development efforts to accelerate the clinical development of our apoptosis inducer drug candidates.

Product Development and Collaborative Relationships

We conduct our research, clinical trials and other product development activities through a combination of efforts by our internal personnel and collaborative programs. For Ceplene and the MX8899 topical gel, we rely upon our clinical management personnel in collaboration with universities and other clinical research sites, contract research organizations and other similar service providers and persons. Earlier-stage research and development efforts related to the apoptosis modulator technology have historically been conducted in our internal laboratories, although we recently entered into a collaborative agreement for one of our compound families and we expect to rely on pharmaceutical company collaborative relationships to advance the clinical development of certain other compounds and indications encompassed by this technology. We have relied upon licensing and other transactions to gain access to certain of our proprietary technologies.

Ceplene Collaborations

In 2001, we entered into an agreement with Schering Corporation related to our M0406 Phase 2  clinical trial of the triple-drug combination of Ceplene, Peg-Intron and Rebetol in nonresponder hepatitis C patients. Under the agreement, we have full responsibility for conducting the clinical trial, and Schering is providing the Peg-Intron and Rebetol product and performing the viral testing for the study at no cost to us. Both we and Schering will retain marketing responsibilities and revenues for our respective drugs.

In 2000, we entered into a development collaboration with F. Hoffmann-La Roche Ltd., Switzerland and its US branch Hoffmann-La Roche, Inc. to undertake the clinical development and approval of Ceplene in combination with Pegasys®, Roche’s pegylated interferon-alpha agent.  In 2001, Roche and we agreed to terminate the development collaboration. We initiated the termination, and we believe that the termination was in our best interest, as the rate of progress under the collaboration was not acceptable to us.

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

Apoptosis Modulator and Other Collaborations

In 2000, we licensed our MX2105 series of anti-cancer compounds to Shire BioChem (Shire). The agreement requires that Shire make licensing, research and milestone payments to us totaling up to $55 million assuming the successful commercialization of the compound for the treatment of two cancer indications, as well as pay a royalty on product sales resulting from this collaboration. Shire is to provide the preclinical testing, manufacturing development and clinical development of the compound.  In July

2003 Shire announced that oncology would no longer be a therapeutic focus of the company’s research and development efforts.  We are currently in discussions with Shire on the impact that this announcement will have on our license agreement.

In 2000, we entered into a collaboration with Celera Genomics under which we have screened approximately 700,000 compounds from Celera’s proprietary libraries using our high-throughput screening technology. We will also perform research regarding the mechanisms of action for any promising compounds identified during the screening process. The agreement calls for Celera to perform the preclinical work for such compounds. Under the agreement we have the option to elect, at our sole discretion, to jointly develop with Celera any compounds that are taken into clinical trials and to share equally the development costs and commercial revenues.  We have completed the screening of these additional compounds and are working with Celera to advance several of the identified compound families.

In December 2003, we announced the exclusive worldwide license of our MX128495 series of preclinical apoptosis inducer compounds for the treatment of cancer to Myriad Genetics, Inc.  Myriad will be responsible for the clinical development and commercialization of MX128495, with oversight to be provided by a joint development committee comprised of Myriad and Maxim personnel.  We will provide research services to Myriad for a period of at least one year to assist with the development of MX128495.  The license agreement calls for Myriad to pay up to $27 million to us in the form of milestone payments, license fees and research support assuming successful commercialization of any compound within the MX128495 series, as well as a royalty to us on sales of MX128495-related products.

Marketing and Sales

Assuming European Union approval of Ceplene we plan to enter into a marketing collaboration with a company that has relevant experience marketing oncology drugs within the European Union.  Assuming FDA approval of Ceplene, we plan to market the drug candidate in the United States. The treatment of cancer is a highly specialized activity in which the approximately 10,000 practicing oncologists in the United States tend to be concentrated in approximately 1,500 major medical centers. Marketing Ceplene in the United States requires us to build a marketing and sales infrastructure, including sales representatives, through the recruitment of qualified personnel.

In 1999, we entered into an agreement granting F. H. Faulding & Co., Ltd. (now Mayne) the right to market Ceplene in Australia and New Zealand. Also during 1999, we entered into an agreement granting MegaPharm, Ltd. the right to market Ceplene in Israel.

Our marketing strategies for the initial apoptosis modulator and topical gel technologies will rely upon out-licensing and other collaborative relationships. For example, our MX128495 series of anti-cancer compounds was licensed to Myriad Genetics, Inc. under an agreement that calls for Myriad to market any products within this series that attain regulatory approval.

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

Patents, Licenses and Proprietary Rights

We own or have the rights to 41 issued or allowed U.S. patents and 56 U.S. patent applications. Corresponding patent applications have been filed, and in a number of instances patents have been issued, in major international markets, including Europe, Australia and Japan. Our policy is to file, where possible, patent applications to protect technologies, inventions and improvements that are important to the development of our business. We have devoted substantial attention and resources to our patent and license portfolio. Maintaining patents and licenses and conducting an assertive patent prosecution strategy is a priority for us.

Key Granted Patents and Pending Applications

We own or have rights to 20 U.S. patents or allowed applications related to Ceplene, a technology platform based upon histamine, a naturally occurring H2 receptor agonist. These patents encompass various topics relating to:

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

We hold or have rights to 12 U.S. patents and 40 U.S. patent applications related to the apoptosis modulator technology. Corresponding patent applications related to the above have also been filed internationally.

We own or have rights to nine issued or allowed U.S. patents and three U.S. patent applications for material compositions and other rights underlying the topical gel technology. Corresponding patents for the above have also been filed internationally.

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

Government Regulation

Regulation by governmental authorities in the United States, the European Union and other countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. The nature and extent to which such regulation applies to us will vary depending on the nature of any products which may be developed by us. We anticipate that many, if not all, of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic and vaccine products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA, the EMEA and similar regulatory authorities in other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money. Any failure by us or our collaborators to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any products developed by us and prevent us from generating product revenues and obtaining adequate cash to continue present and planned operations.

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

The results of the preclinical and clinical testing on a non-biologic drug and certain diagnostic drugs are submitted to the FDA in the form of an NDA for approval prior to commencement of commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all, for any of our potential products. Similar procedures are in place in countries outside the United States.

European and Other Regulatory Approval

Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other regions is necessary prior to commencement of marketing the product in such countries.   As discussed above, in November 2003 we filed for approval to market Ceplene for the treatment of advanced malignant melanoma in the European Union. The regulatory authorities in each country may impose their own requirements and may refuse to grant, or may require additional data before granting, an approval even though the relevant product has been approved by the FDA or another authority. As with the FDA, the regulatory authorities in the European Union and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular countries varies, but generally follows a similar sequence to that described above for FDA approval. In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing. The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries.

Other Regulations

We are also subject to various U.S. federal, state, local and international laws, regulations and recommendations relating to safe working conditions, laboratory manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. The extent of government regulation that might result from future legislation or administrative action, cannot be predicted accurately.

Third-Party Reimbursement

The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. For example, in certain European markets, pricing negotiations are often required in each country, even if approval to market the drug under the European Medical Evaluation Authority’s centralized procedure is obtained. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government control.  Our industry is currently facing concerns related to the re-importation into the United States of pharmaceutical products, manufactured in the U.S., that are sold in other countries at prices significantly below their U.S. prices.   In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on pharmaceutical pricing. While we cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on our business, the announcement of such proposals or efforts could have a material adverse effect on our ability to raise capital, and the adoption of such proposals or efforts could have a material adverse effect on our business, financial condition and results of operations. Further, to the extent that such proposals or efforts have a material adverse effect on other pharmaceutical companies that are prospective corporate partners for us, our ability to establish corporate collaborations may be adversely affected. In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans that mandate predetermined discounts from list prices. Third-party payors are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to the market, we cannot assure you that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive basis.

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

Employees and Consultants

As of December 2, 2003, Maxim had 96 full-time employees, all but two of whom were based at its two facilities in San Diego, California. The Company believes its relationships with its employees are satisfactory.

In addition to our employees, we have engaged a number of experienced consultants in North America, Europe, Israel and Australia with pharmaceutical and business backgrounds to assist in product development efforts. We plan to leverage our key personnel by making extensive use of contract laboratories, development consultants and collaborations with pharmaceutical companies to expand our preclinical and clinical trials.

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

Potential products based on our Ceplene™ (histamine dihydrochloride), apoptosis modulator and topical histamine gel technologies will require, dependent upon the specific drug candidate, extensive research and development, preclinical testing, clinical testing, regulatory approval and substantial additional investment before we can market them. We cannot assure you that any of our drug candidates will:

•   be successfully developed;

•   prove to be safe and effective in clinical trials;

•   meet applicable United States or international regulatory standards;

•   be capable of being produced in commercial quantities at acceptable costs;

•   be commercially viable;

•   be eligible for third party reimbursement from governmental or private insurers; or

•   achieve market acceptance.

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

Ceplene and our other drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining Federal Drug Administration (FDA), European Agency for the Evaluation of Medicinal Products (EMEA), and other governmental and similar international regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. Even if we believe that preclinical and clinical data are sufficient to support regulatory approval for a drug candidate, the FDA, EMEA, and similar international regulatory authorities may not ultimately approve the candidate for commercial sale in any jurisdiction. The FDA,

EMEA, or similar international regulators may refuse to approve an application for approval of a drug candidate if they believe that applicable regulatory criteria are not satisfied. The FDA, EMEA, or similar international regulators may also require additional testing for safety and efficacy. For example, in 2000, we submitted a New Drug Application (NDA) to the FDA seeking approval to market Ceplene based on the data from our first Phase 3 clinical study in advanced malignant melanoma. In January 2001, the FDA determined that a second study was required to support approval. In response to the FDA request, in January 2002 we commenced another Phase 3 trial. Although we believe that this additional Phase 3 trial, in combination with the results of the first Phase 3 trial, will support approval in the United States and other countries, we have no assurance that (i) the results from this additional Phase 3 trial will confirm the results from the first Phase 3 trial, (ii) the FDA, EMEA, or similar regulatory agencies will not require additional Phase 3 trials, or (iii) the FDA, EMEA, or similar regulatory agencies will approve our regulatory filings for drug approval.

In addition, manufacturing facilities operated by the third party manufacturers with whom we contract to manufacture Ceplene and our other drug candidates may not pass an , EMEA, or similar international regulatory preapproval inspection. Moreover, if the , EMEA, or similar international regulatory agency grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution. Similar international regulatory authorities may apply similar limitations or may refuse to grant any approval.

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

On December 14, 2000 plaintiff, Blake Martin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against us and two officers of our Company, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. In December 2003, the United States Federal Court granted our motion to dismiss the lawsuit with prejudice and without leave to amend.  It is possible that plaintiff Blake Martin will exercise his right to appeal the decision of the United States District Court for the Southern District of California to the Ninth Circuit.  The complaint has been tendered to our insurance carrier.

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego, against us and two of our officers based on similar facts and circumstances, alleging fraud and negligent misrepresentation in connection with our acquisition of Cytovia. The Superior Court subsequently issued an order compelling the first lawsuit to a binding arbitration forum, and the second lawsuit has been stayed pending the resolution of the arbitration proceeding. A binding arbitration proceeding with the American Arbitration Association was held in May 2003.  The three-member arbitration panel rejected all of the claims asserted by certain former shareholders of Cytovia, Inc., determined that we have no liability for such claims and awarded recovery of our reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceedings.  In December 2003, the decision was confirmed by the Superior Court, which will enter a judgment to this effect.  It is possible the plaintiffs will appeal the judgment.

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

We expect to rely on collaborative partners for research and development and commercialization of certain potential products.

We expect to rely on collaborative arrangements for research and development and commercialization of certain drug candidates discovered and developed by us, such as our agreement with Schering Corporation related to our M0406 Phase 2 Ceplene clinical trial in nonresponder hepatitis C patients. We cannot be certain that we will be able to maintain these collaborations or enter into any future collaborative arrangements, that any of our collaborations will be successful or that we will receive revenues from any of these collaborations. The success of these and any future collaborations will depend, in significant part, on our partners’ development and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. If our partners fail to conduct their activities in a timely manner, or at all, preclinical or clinical development of drug candidates under those collaborations could be delayed or terminated. The suspension or termination of our collaborations, the failure of our collaborations to be successful or the delay in the development or commercialization of drug candidates pursuant to our collaborations could harm our business.

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

Ceplene, and any of our other drug candidates in development, may not achieve market acceptance even if they are approved by the FDA, EMEA, and similar international regulatory agencies. We cannot guarantee that physicians, patients, payors or the medical community in general will accept and utilize any products that we develop.  The degree of market acceptance of our products will depend on a number of factors, including:

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

Although we currently intend to market Ceplene in the United States if it is approved by the FDA through the recruitment of experienced marketing and sales personnel, we have never before marketed or sold any pharmaceutical product. In order to market or co-market Ceplene or certain other drug candidates, we will need to hire a significant number of people with relevant pharmaceutical experience to staff our sales force and marketing group, and possibly also to make appropriate arrangements with collaborative partners. If we cannot develop the required marketing and sales expertise both internally and through our partnering arrangements, our ability to generate revenue from product sales will likely suffer.

We intend to rely on collaborative partners to market and sell Ceplene in international markets, and such arrangements may be sought to market certain other drug candidates in all markets. We have not yet entered into any collaborative arrangement with respect to marketing or selling Ceplene with the exception of agreements relating to Australia, New Zealand and Israel. We cannot guarantee that we will be able to enter into any such arrangements on terms favorable to us, or at all. If we are able to enter into marketing and selling arrangements with collaborative partners, we cannot assure you that such marketing collaborators will apply adequate resources and skills to their responsibilities, or that their marketing efforts will be successful.  If we are unable to enter into favorable collaborative arrangements with respect to marketing or selling Ceplene or our marketing collaborators efforts are not successful, our ability to generate revenue from product sales will suffer.

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

We are a development-stage enterprise. We have experienced net losses every year since our inception. Our net losses applicable to common stock were $45.5 million, $64.3 million and $37.3 million for the years ended September 30, 2003, 2002 and 2001.  As of September 30, 2003, we had an accumulated deficit of approximately $306.5 million.  We anticipate incurring substantial additional losses over at least the next several years related to developing and testing our drug candidates and preparing for commercialization and planned market launches of our products. If we do not become profitable, our stock price will be negatively affected, and we may ultimately be forced to discontinue our operations. We may never generate product revenues or become profitable. We expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

There are many companies, both publicly and privately held, including well-known pharmaceutical companies and academic and other research institutions, engaged in developing pharmaceutical products for the treatment of life-threatening cancers and liver diseases. Products developed by any of these companies or institutions may demonstrate greater safety or efficacy than our drug candidates or be more widely accepted by doctors, patients or third-party payors. Many of our competitors and potential competitors have substantially greater capital resources, research and development capabilities and human resources than we do. Many of these competitors also have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA, EMEA, and other regulatory approvals. If any of our drug candidates are approved for commercial sale, we will also be competing with companies that have greater resources and experience in manufacturing, marketing and selling pharmaceutical products. To the extent that any of our competitors succeed in developing products that are more effective, less costly or have better side effect profiles than our products, then our future potential market share could decrease, which may have a negative impact on our business.

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

The pharmaceutical industry has experienced extensive litigation regarding patent and other intellectual property rights. Although to date we are not aware of any intellectual property claims against us, in the future we could be forced to incur substantial costs in defending ourselves in lawsuits that are brought against us claiming that we have infringed on the patent rights of others or in asserting our patent rights in lawsuits against other parties. We may also be required to participate in interference proceedings declared by the United States Patent and Trademark Office or international patent authorities for the purpose of determining the priority of inventions in connection with our patent applications or other parties’ patent applications. Adverse determinations in litigation or interference proceedings could require us to seek licenses that may not be available on commercially reasonable terms or subject us to significant liabilities to third parties.

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

Our success will depend, to a great extent, upon the experience, abilities and continued services of our executive officers, and key personnel for research, development and commercialization. If we lose the services of any of these officers or key research and development personnel, our business could be harmed. Our success also will depend upon our ability to attract and retain other highly qualified research and development, managerial, manufacturing and sales personnel and our ability to develop and maintain relationships with qualified clinical researchers. Competition for these personnel and relationships is intense and we compete with numerous pharmaceutical and biotechnology companies as well as with universities and non-profit research organizations. We may not be able to continue to attract and retain qualified personnel or develop and maintain relationships with clinical researchers.

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

From time to time we consider strategic transactions and alternatives with the goal of maximizing stockholder value.  These potential transactions may include a variety of different business arrangements, including spin-offs, acquisitions, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. We cannot assure you that any such transactions will be consummated on favorable terms or at all, will in fact enhance stockholder value, or will not adversely affect our business or the trading price of our stock. Any such transactions may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results.

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

•   economic and other external factors, disasters or crises, as well as period-to-period fluctuations in our financial results;

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

Our board of directors also has the authority to issue, at any time, without further stockholder approval, up to 5,000,000 shares of preferred stock, and to determine the price, rights, privileges and preferences of those shares. These preferred shares are available to be used in connection with our shareholder rights plan.  Any issuance of preferred stock could discourage a third party from acquiring a majority of our outstanding voting stock.

Furthermore, we are subject to the provisions of Section 203 of the Delaware General Corporations Law, an anti-takeover law, which may also dissuade a potential acquiror of our common stock, even though such acquisition may be beneficial to our stockholders.

ITEM 2. PROPERTIES

We currently lease approximately 69,168 rentable square feet of laboratory and office space in three facilities in San Diego, California. Approximately 1,776 rentable square feet of laboratory and office space is subleased to third parties. We believe that our existing facilities will be adequate to accommodate the implementation of our current business strategies.

ITEM 3. LEGAL PROCEEDINGS

On December 14, 2000 plaintiff, Blake Martin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company and two officers of the Company, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. In December 2003, the United States Federal Court granted the Company’s motion to dismiss the lawsuit with prejudice and without leave to amend.  It is possible that plaintiff Blake Martin will exercise his right to appeal the decision of the United States District Court for the Southern District of California to the Ninth Circuit.  The complaint has been tendered to the Company’s insurance carrier.

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego against the Company and two of its officers based on similar facts and circumstances, alleging fraud and negligent misrepresentation in connection with the Company’s acquisition of Cytovia. The Superior Court subsequently issued an order compelling the first lawsuit to a binding arbitration forum, and the second lawsuit has been stayed pending resolution of the arbitration proceeding.  A binding arbitration proceeding with the American Arbitration Association was held in May 2003.  The three-member arbitration panel rejected all of the claims asserted by certain former shareholders of Cytovia, Inc., determined that Maxim has no liability for such claims and awarded recovery of the Company’s reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceeding.  In December 2003, the decision was confirmed by the Superior Court, which will enter a judgment to this effect.  It is possible that the plaintiffs will appeal the judgment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)           The following disclosures are noted in accordance with the Item 5(a)

1.     Recent Sales of Unregistered Securities

On September 23, 2003, the Company issued 4,555,357 shares of common stock and warrants to purchase 1,366,607 shares of common stock to accredited investors in a private placement transaction.  The Company received gross proceeds of approximately $25.5 million from the issuance.  The Company received net proceeds of $24.1 million after placement fees and other issuance costs of $1.4 million, including placement agent fees in the amount of $1.3 million.  The warrants, which are not exercisable for a period of six months from the date of the transaction, are exercisable at $7.70, and expire 5 ½ years after issuance (March 23, 2009).

In addition, on September 23, 2003, the Company issued warrants to purchase 148,049 shares of common stock to Merriman Curhan Ford & Co. as partial consideration for services rendered as placement agent in the private placement transaction.  These warrants contain substantially the same terms as the warrants issued to the investors in the private placement.

The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, or the Act, by virtue of Section 4(2) and/or Regulation D promulgated under the Act.  Each investor in the private placement transaction represented to the Company that it was an “accredited investor” as that term is defined under Regulation D promulgated under the Act, and that it acquired the securities in the private placement transaction solely for its own account as principal, for investment purposes only, and not with a present view to the public resale or distribution of all or any part thereof.

2.     Price Range of Common Stock (Unaudited)

The Company’s common stock currently trades on both the Nasdaq National Market (“Nasdaq”) and the OM Stockholm Exchange under the symbol “MAXM”. The following table shows the high and low sales price for the common stock by quarter, as reported by the Nasdaq for the periods indicated:

	Price Range
Period	High	Low

Fiscal Year Ended September 30, 2003
First Quarter	$3.76	$2.04
Second Quarter	3.32	2.77
Third Quarter	6.60	3.05
Fourth Quarter	7.18	5.23

Fiscal Year Ended September 30, 2002
First Quarter	$7.50	$3.88
Second Quarter	7.04	5.24
Third Quarter	5.60	3.19
Fourth Quarter	3.40	2.13

On December 2, 2003, the last reported sales price of the Common Stock, as reported by the Nasdaq, was $8.11 per share. As of such date, there were approximately 220 holders of record of the Common Stock. The Company has not paid cash dividends on its common stock and has no intention to do so in the foreseeable future.

3.     Securities Authorized for Issuance Under Equity Compensation Plans

The information required to be disclosed by Item 201 (d) of Regulation S-K “Securities Authorized for Issuance Under Equity Compensation Plans” is included under Item 12 of this 10-K.

(b) Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item 6 is incorporated herein by reference to the information set forth in our Annual Report to Stockholders for the fiscal year ended September 30, 2003, filed as Exhibit 13.1 hereto.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item 7 is incorporated herein by reference to the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report to Stockholders for the fiscal year ended September 30, 2003, filed as Exhibit 13.1 hereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this Item 7A is incorporated herein by reference to the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report to Stockholders for the fiscal year ended September 30, 2003, filed as Exhibit 13.1 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated herein by reference to the information set forth in our Annual Report to Stockholders for the fiscal year ended September 30, 2003, filed as Exhibit 13.1 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

The information required by this Item 9A is incorporated herein by reference to the information set forth under the caption “Controls and Procedures” in our Annual Report to Stockholders for the fiscal year ended September 30, 2003, filed as Exhibit 13.1 hereto.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers and our audit committee financial expert is incorporated herein by reference to the information under the captions “Election of Directors” and “Executive Officers of the Company” set forth in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2003, for our Annual Meeting of Stockholders to be held on February 19, 2004.

Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2003, for our Annual Meeting of Stockholders to be held on February 19, 2004.

Information concerning the Company’s Code of Business Conduct and Ethics is incorporated herein by reference to the information included under the caption “Code of Ethics” set forth in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2003, for our Annual Meeting of Stockholders to be held on February 19, 2004.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the information under the caption “Executive Compensation” set forth in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2003, for our Annual Meeting of Stockholders to be held on February 19, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2003, for our Annual Meeting of Stockholders to be held on February 19, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference to the information under the caption “Certain Transactions” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2003, for our Annual Meeting of Stockholders to be held on February 19, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the information under the caption “Ratification of Selection of Independent Auditors” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2003, for our Annual Meeting of Stockholders to be held on February 19, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM  8-K

(a)           The following documents are filed as part of this Annual Report:

1.             Consolidated Financial Statements

The following financial statements, including the Notes thereto, are incorporated herein by reference to our Annual Report to Stockholders for the fiscal year ended September 30, 2003 filed as Exhibit 13.1 hereto:

Consolidated Balance Sheets as of September 30, 2003 and 2002

Consolidated Statements of Operations for the years ended September 30, 2003, 2002, and 2001, and from inception (October 23, 1989) through September 30, 2003

Consolidated Statements of Stockholders’ Equity from inception (October 23, 1989) through September 30, 2003

Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002, and 2001, and from inception (October 23, 1989) through September 30, 2003

2.             Financial Statement Schedules

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.             Exhibits

See list of Exhibits set forth in paragraph (c) below.

(b)                   Reports on Form 8-K

Date of Report	Description of Exhibits	Financial Statements Filed
August 5, 2003	Press Release: “Maxim Pharmaceuticals Announces 2003 Third Quarter Financial Results”	No

September 22, 2003	Securities Purchase Agreement dated September 22, 2003 between Maxim and investors	No

	Registration Rights Agreement dated September 22, 2003 between Maxim and investors	No

	Form of Warrant to be issued to investors	No

	Press Release: “Maxim Pharmaceuticals Announces $25.5 Million Private Placement”	No

(c)           Exhibits

INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. (5)
3.3	Rights Agreement, dated as of June 15, 2000, between the Registrant and American Stock Transfer & Trust Company, as Rights Agents. (6)
3.4	Bylaws of Registrant. (1)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4.
10.1	Form of Indemnification Agreement for directors and officers of the Registrant. (14)
10.2	Option to Buy Technology and Rights Agreement, dated March 30, 1993, between the Registrant and Estero Anstalt. (1)†
10.3	Security Agreement, dated July 27,1993, between the Registrant and Estero Anstalt. (1)†
10.4	Exclusive License Agreement dated June 14, 1995, among the Registrant, Jan Holmgren, M.D., Ph.D., Cecil Czerkinsky, Duotol AB and Triotol Ltd. (1)†
10.5	Agreement, dated December 2, 1995, among the Registrant, Syntello Vaccine Development AB and Estero Anstalt. (1)†
10.6	Agreement, dated April 23, 1996, among the Registrant, Anders Vahlne, M.D., Ph.D. and Syntello Vaccine Development AB. (1)†
10.7	Amended and Restated 1993 Long-Term Incentive Plan and forms of stock option agreements. (2)
10.8	Employment Agreement dated October 1, 2002 between the Registrant and Kurt R. Gehlsen.* (13)
10.9	Employment Agreement dated November 15, 2002 between the Registrant and Larry G. Stambaugh.* (13)
10.10	Lease dated May 28, 1998 between Del Mar Capital Group/Ridgeview, LLC, as Landlord, and the Registrant. (10)
10.11	License Agreement dated November 6, 1998 among the Registrant, Professional Pharmaceutical, Inc., Bruce A. Jack, D.D.S. and B. Thomas White, R.PH. (3)
10.12	Common Stock Purchase Warrant, No. #99AR-1, to purchase 200,000 shares of the Registrant’s common stock, issued to The Kriegsman Group on March 3, 1999. (4)
10.13	Research and License Agreement effective July 10, 2000 with BIOCHEM Pharma Inc. (7)‡
10.14	Registrant’s 2000 Nonstatutory Stock Option Plan. (7)
10.15	Secured Revolving Promissory Note dated December 8, 2000 between Larry G. Stambaugh and the Registrant. (7)
10.16	Loan and Security Agreement dated October 9, 2000 between the Registrant and Silicon Valley Bank. (8)
10.17	Assignment of Deposit Account dated April 11, 2001 between the Registrant, Silicon Valley Bank and Geoffrey B. Altman. (9)
10.18	Assignment of Deposit Account dated April 11, 2001 between the Registrant, Silicon Valley Bank and Kurt R. Gehlsen. (9)
10.19	Assignment of Deposit Account dated April 11, 2001 between the Registrant, Silicon Valley Bank and Dale A. Sander and Denise M. Sander. (9)
10.20	Loan Modification Agreement dated March 21, 2001 between the Registrant and Silicon Valley Bank. (9)

Exhibit Number	Description
10.21	Loan Modification Agreement dated April 25, 2001 between the Registrant and Silicon Valley Bank. (9)
10.22	Registrant’s 2001 Incentive Stock Option Plan. (9)
10.23	Amendment dated December 8, 2001 to the Secured Revolving Promissory Note between the Registrant and Larry G. Stambaugh.*(11)
10.24	Employment Agreement dated October 1, 2002 between the Registrant and Dale A. Sander.* (13)
10.25	Employment Agreement dated October 1, 2002 between the Registrant and Pam G. Gleason.* (13)
10.26	Loan Modification Agreement dated July 29, 2002 between the Registrant and Silicon Valley Bank. (12)
10.27	Amendment to Assignment of Deposit Account dated July 23, 2002 between the Registrant, Silicon Valley Bank and Geoffrey B. Altman. (12)
10.28	Amendment to Assignment of Deposit Account dated July 23, 2002 between the Registrant, Silicon Valley Bank and Kurt R. Gehlsen. (12)
10.29	Amendment to Assignment of Deposit Account dated July 23, 2002 between the Registrant, Silicon Valley Bank and Dale A. Sander and Denise M. Sander. (12)
10.30	Employment Agreement dated October 1, 2002 between the Registrant and Anthony E. Altig.*(13)
10.31	Lease dated July 31, 2003 between Alecta Pensionsförsäkring, Ömsesidigt, a Swedish company, as Landlord, and the Registrant.
10.32	Securities Purchase Agreement dated September 22, 2003, between Maxim and the investors whose names appear on the signature pages thereto. (15)
10.33	Registration Rights Agreement dated September 22, 2003, between Maxim and the investors whose names appear on the signature pages thereto. (15)
10.34	Form of Common Stock Purchase Warrant issued to the investors on September 23, 2003. (15)
10.35	Common Stock Purchase Warrant, No. #03-024, to purchase 148,049 shares of the Registrant’s common stock, issued to Merriman Curhan Ford & Co. on September 23, 2003.
13.1	Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2003.
23.1	Consent of KPMG LLP, Independent Auditors.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification by Larry G. Stambaugh, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Anthony E. Altig, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601 of Regulation S-K.

†              Certain confidential portions deleted pursuant to order granting application for confidential treatment.

‡              Confidential treatment has been requested with respect to deleted portions of this agreement.

(1)           Previously filed together with Registrant’s Registration Statement on Form SB-2 (File No. 333-4854-LA) or amendments thereto and incorporated herein by reference.

(2)           Previously filed together with Registrant’s Quarterly Report on Form 10-Q (File No. 1-14430) dated December 31, 1996 and incorporated herein by reference.

(3)           Previously filed together with Registrant’s Quarterly Report on Form 10-Q (File No. 1-14430) dated December 31, 1998 and incorporated herein by reference.

(4)           Previously filed together with Registration Statement on Form S-3 (File No. 333-84711) or amendments thereto and incorporated herein by reference.

(5)           Previously filed together with Registrant’s Current Report on Form 8-K (File No. 1-14430) dated February 25, 2000 and incorporated herein by reference.

(6)           Previously filed together with the Registrant’s Current Report on Form 8-A (File No. 1-14430) dated June 20, 2000 and incorporated herein by reference.

(7)           Previously filed together with the Registrant’s Annual Report on Form 10-K (File No. 1-14430) dated September 30, 2000 and incorporated herein by reference.

(8)           Previously filed together with Registrant’s Quarterly Report on Form 10-Q (File No. 1-14430) dated December 31, 2000 and incorporated herein by reference.

(9)           Previously filed together with Registrant’s Quarterly Report on Form 10-Q (File No. 1-14430) dated March 31, 2001 and incorporated herein by reference.

(10)         Previously filed together with the Registrant’s Annual Report on Form 10-K (File No. 1-14430) dated September 30, 2001 and incorporated herein by reference.

(11)         Previously filed together with Registrant’s Quarterly Report on Form 10-Q (File No. 1-14430) dated December 31, 2001 and incorporated herein by reference.

(12)         Previously filed together with Registrant’s Quarterly Report on Form 10-Q (File No. 1-14430) dated June 30, 2002 and incorporated herein by reference.

(13)         Previously filed together with Registrant’s Quarterly Report on Form 10-Q (File No. 1-14430) dated December 31, 2002 and incorporated herein by reference.

(14)         Previously filed together with Registrant’s Quarterly Report on Form 10-Q (File No. 1-14430) dated March 31, 2003 and incorporated herein by reference.

(15)         Previously filed together with Registrant’s Current Report on Form 8-K (File No. 1-14430) dated September 22, 2003 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXIM PHARMACEUTICALS, INC.
By:	/s/ ANTHONY E. ALTIG
Anthony E. Altig, Vice President, Finance and Chief Financial Officer Date: December 19, 2003

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

Signature	Title	Date

/s/LARRY G. STAMBAUGH	Chairman of the Board, President and Chief Executive Officer	December 19, 2003
Larry G. Stambaugh	(Principal Executive Officer)

/s/ANTHONY E. ALTIG	Vice President, Finance, and Chief Financial Officer	December 19, 2003
Anthony E. Altig	(Principal Accounting Officer and Principal Financial Officer)

/s/THEODOR H. HEINRICHS	Director	December 19, 2003
Theodor H. Heinrichs

/s/GARY E. FRASHIER	Director	December 19, 2003
Gary E. Frashier

/s/PER-OLOF MARTENSSON	Director	December 19, 2003
Per-Olof Martensson

/s/F. DUWAINE TOWNSEN F.	Director	December 19, 2003
Duwaine Townsen

/s/WAYNE P. YETTER	Director	December 19, 2003
Wayne P. Yetter

/s/ROBERT L. ZERBE, M.D.	Director	December 19, 2003
Robert L. Zerbe, M.D.