Form 10-Q
period 2003-12-31
MAXIM PHARMACEUTICALS INC
filed 2004-02-10
CIK 1013351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2003

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of February 3, 2004 was 28,029,262.

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

INDEX

		Page

Part I–Financial Information
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets–December 31, 2003 and September 30, 2003	1
	Condensed Consolidated Statements of Operations–Three Months Ended December 31, 2003 and 2002 and from Inception (October 23, 1989) through December 31, 2003	2
	Condensed Consolidated Statements of Cash Flows–Three Months Ended December 31, 2003 and 2002 and from Inception (October 23, 1989) through December 31, 2003	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
Part II–Other Information
Item 1.	Legal Proceedings	27
Item 6.	Exhibits and Reports on Form 8-K	28
SIGNATURES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	As of December 31 2003	As of September 30 2003
ASSETS
Current Assets:
Cash and cash equivalents	$9,255	$32,861
Investments in marketable securities, available for sale	70,895	58,468
Accrued interest and other current assets	2,289	2,210
Total current assets	82,439	93,539

Restricted cash and cash equivalents	3,500	3,500
Property and equipment, net	4,077	4,358
Patents and licenses, net	3,836	3,521
Note receivable from officer, net of allowance of $700,000	2,165	2,287
Deposits and other assets	290	142
Total assets	$96,307	$107,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,377	$5,141
Accrued expenses	4,647	3,805
Notes payable and current portion of long-term debt and obligations under capital leases	1,106	1,246
Provision for loan guarantee for officer	900	900
Deferred revenue	1,023	190
Total current liabilities	10,053	11,282

Long-term debt and obligations under capital leases, excluding current portion	618	828

Commitments and contingencies

Stockholders’ Equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2003 and September 30, 2003	—	—
Common stock, $.001 par value, 40,000,000 shares authorized; 28,027,237 and 27,951,059 shares issued and outstanding at December 31, 2003 and September 30, 2003, respectively	28	28
Additional paid-in capital	401,779	401,251
Deficit accumulated during the development stage	(316,375)	(306,504)
Accumulated other comprehensive income	204	462
Total stockholders’ equity	85,636	95,237
Total liabilities and stockholders’ equity	$96,307	$107,347

See Accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

			From Inception (October 23, 1989) Through December 31, 2003

	Three Months Ended December 31
	2003	2002

Collaboration and research revenue	$1,419	$390	$16,237

Operating expenses:
Research and development	9,331	8,255	225,111
Business development and marketing	643	372	22,314
General and administrative	1,766	1,907	42,113
Amortization of goodwill and other acquisition-related intangible assets	—	—	2,955
Purchased in-process technology	—	—	42,300
Provisions for note receivable and loan guarantee to/for officers	—	—	1,600
Total operating expenses	11,740	10,534	336,393

Loss from operations	(10,321)	(10,144)	(320,156)

Other income (expense):
Investment income	470	825	30,325
Gain on sale of assets	—	—	4,435
Interest expense	(23)	(33)	(2,817)
Other income	3	22	17
Total other income	450	814	31,960

Loss before cumulative effect of accounting change and preferred stock dividends	(9,871)	(9,330)	(288,196)

Cumulative effect of accounting change	—	—	(28,179)

Net loss before preferred stock dividends	(9,871)	(9,330)	(316,375)
Dividends on preferred stock	—	—	5,496

Net loss applicable to common stock	$(9,871)	$(9,330)	$(321,871)

Basic and diluted net loss per share of common stock	$(0.35)	$(0.40)

Weighted average shares outstanding	27,986,732	23,313,609

See Accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

			From Inception (October 23, 1989) Through December 31, 2003

	Three Months Ended December 31
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(9,871)	$(9,330)	$(316,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	440	592	12,989
Stock contributions to 401(k) plan	—	46	643
Cumulative effect of accounting change	—	—	28,179
Stock-based compensation	143	—	1,531
Loss on disposal of property and equipment	8	—	297
Provisions for note receivable and loan guarantees to/for officers	—	—	1,600
Purchased in-process technology	—	—	44,946
Gain on sale of assets	—	—	(2,146)
Amortization of premium on investments	—	—	535
Cumulative effect of reorganization	—	—	1,153
Gain on sale of subsidiary	—	—	(2,288)
Other	—	—	160
Changes in operating assets and liabilities:
Accrued interest and other current assets	(79)	(50)	(269)
Deposits and other assets	(148)	3	(786)
Accounts payable	(2,764)	(805)	1,285
Accrued expenses	842	(54)	3,350
Deferred revenue	833	—	1,023
Net cash used in operating activities	(10,596)	(9,598)	(224,173)

INVESTING ACTIVITIES:
Purchases of marketable securities	(27,835)	(8,972)	(466,296)
Sales and maturities of marketable securities	15,150	15,416	396,108
Purchases of property and equipment	(111)	(411)	(11,003)
Additions to patents and licenses	(371)	(136)	(6,736)
Net proceeds from sale of assets	—	—	3,452
Cash acquired in acquisition of business	—	—	1,121
Net cash provided by (used in) investing activities	(13,167)	5,897	(83,354)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of stock options and warrants	386	—	278,101
Net proceeds from issuance of preferred stock	—	—	41,298
Payment of preferred stock dividends	—	—	(302)
Proceeds from issuance of notes payable, capital lease and long-term debt	—	—	9,318
Restricted cash	—	—	(3,500)
Payments on notes payable, long-term debt, and capital lease obligations	(351)	(484)	(8,920)
Proceeds from issuance of notes payable to related parties	—	—	4,982
Payments on notes payable to related parties	—	—	(1,330)
Loan to officer	122	122	(2,865)
Net cash provided by (used in) financing activities	157	(362)	316,782

Net increase (decrease) in cash and cash equivalents	(23,606)	(4,063)	9,255

Cash and cash equivalents at beginning of period	32,861	24,775	—

Cash and cash equivalents at end of period	$9,255	$20,712	$9,255

Noncash investing activities:
Acquisition of property and equipment under capital lease	$—	$50	$270
Increase (decrease) in fair value of securities available for sale	$(258)	$(153)	$208

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

The information at December 31, 2003 and for the three months ended December 31, 2003 and 2002 and from inception (October 23, 1989) through December 31, 2003 is unaudited. In the opinion of the Company, these condensed consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the condensed consolidated financial position of the Company as of December 31, 2003 and September 30, 2003, and the condensed consolidated results of operations for the three months ended December 31, 2003 and 2002 and from inception (October 23, 1989) through December 31, 2003. The condensed consolidated results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended September 30, 2003.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Option Plans-The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  Compensation expense associated with stock options to employees was $46,000 in the current quarter.  Compensation expense to non-employees was $97,000 in the current quarter.  No other stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended

	December 31, 2003	December 31, 2002
	(in thousands, except per share data)
Net loss, as reported	$(9,871)	$(9,330)
Less: Compensation expense associated with stock options	46	—
Add: Total stock-based employee compensation expense determined under fair value based methods for all awards	(605)	(982)
Pro forma net loss	$(10,430)	$(10,312)

Net loss per share:
Basic and diluted-as reported	$(0.35)	$(0.40)
Basic and diluted- pro forma	$(0.37)	$(0.44)

The fair value of the stock options were estimated at the date of grant using the “Black-Scholes” method for option pricing and the following weighted-average assumptions were used for grants made during the three months ended, December 31, 2003 and 2002, respectively:

	Three Months Ended

	December 31, 2003	December 31, 2002
Risk free interest rate	2.56%	2.59%
Dividend Yield	0	0
Volatility Factor	75%	75%
Expected Life (in years)	4.5	4.5
Resulting average fair value	$4.12	$1.40

3.                                      TOTAL OTHER COMPREHENSIVE LOSS

Total other comprehensive loss for the three months ended December 31, 2003 and 2002 was $10,129,000 and $9,483,000, respectively.  The difference between total other comprehensive loss and net loss attributable to common stock was composed of unrealized gains and losses on available-for-sale securities.

4.                                      NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128 “Earnings per Share”. Basic net loss per share of common stock is computed by dividing the net loss after deduction of dividends on preferred stock by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by including the additional common shares issuable upon exercise of outstanding options and warrants in the basic weighted average share calculation unless the effect of their inclusion is antidilutive. For the quarters ended

December 31, 2003 and 2002, outstanding options and warrants totaled 5,602,000 and 3,921,000, respectively. As these securities were antidilutive, diluted loss per share equaled basic loss per share in each respective period.

5.                                      RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified to conform with current period classifications.

6.                                      RELATED PARTY TRANSACTIONS

In December 2000, the Company entered into a secured revolving promissory note with an officer of the Company. The purpose of the agreement was to allow the repayment of margin loans associated with the exercise of stock options, the payment of income taxes associated with such exercises and the purchase of a residence.  The Board determined that it was in the Company’s best interest to provide the loan to the officer to avoid the necessity of selling personal holdings of the Company’s securities during a period of depressed market prices.  The note, as amended, bears interest at an annual rate of 4.0% and is secured by the officer’s outstanding options and shares of common stock. During the quarter ended September 30, 2002, the Company determined that the note to the officer had become impaired because the Company determined that the officer did not have the ability to repay the loan in full when due.  Accordingly, the Company has not recorded interest income of $188,000 on the note subsequent to June 30, 2002 and has recorded an allowance on the note in the amount of $700,000.  In December 2003 and in December 2002, the officer paid the Company $122,000, which was a portion of the interest due on the note.  The entire outstanding balance of principal and interest was due on December 8, 2002.  As of the date the note came due, the officer did not have the liquid assets necessary to repay the loan.  The Company is reviewing its options and alternatives and intends to collect the outstanding principal and interest on the loan.  As of December 31, 2003, the recorded outstanding principal and interest balance on the note was $2,165,000, net of the $700,000 allowance.

At December 31, 2003, the Company was a guarantor on $1,800,000 in loans made by a bank to two officers and one former officer of the Company. Under the guarantor agreement executed in July 2001, the Company granted the bank a security interest in a $1,800,000 certificate of deposit as collateral for the loans the bank made to the officers. The purpose of the the bank loans was to allow the payment of income taxes associated with the exercise of stock options.  The Board determined that it was in the Company’s best interest to provide the guarantees to avoid the necessity of the officers selling personal holdings of the Company’s securities during a period of depressed market prices.  These loans are due in July 2004.  The Company does not hold any assets as collateral for the guarantees; however, in a case of default the Company would pursue collection from the individuals.  During the fourth quarter of fiscal year 2002, the Company determined that it was probable that one of the officers would not have the ability to repay his loan. Therefore, the Company recorded a provision for the guarantee and a liability in the amount of $900,000.  The Company intends to collect from the officer any amounts that may ultimately be paid by the Company to the bank as a result of the guarantee on behalf of the officer.

7.                                      CONTINGENCIES

On December 14, 2000, plaintiff Blake Martin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company and two officers of the Company, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. In December 2003, the United States Federal Court granted the Company’s motion to dismiss the lawsuit with prejudice and without leave to amend.  On December 30, 2003, plaintiff Blake Martin exercised his right to appeal the decision of the United States District Court for the Sourthern District of California to the Ninth Circuit.  The complaint has been tendered to the Company’s insurance carrier.

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego against the Company and two of its officers based on similar facts and circumstances, alleging fraud and negligent misrepresentation in connection with the Company’s acquisition of Cytovia. The Superior Court subsequently issued an order compelling the first lawsuit to a binding arbitration forum, and the second lawsuit has been stayed pending resolution of the arbitration proceeding.  A binding arbitration proceeding with the American Arbitration Association was held in May 2003.  The three-member arbitration panel rejected all of the claims asserted by certain former shareholders of Cytovia, Inc., determined that Maxim has no liability for such claims and awarded recovery of the Company’s reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceeding.  In December 2003 the decision was confirmed by the Superior Court, which entered a judgment to this effect.  In January 2004, the plaintiffs filed a notice of appeal.  No amounts have been recorded in the Company’s financial statements related to the recovery of these expenses.

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

As discussed in Footnote 6, Related Party Transactions, the Company is a guarantor on $1,800,000 in loans made by a bank to two officers and one former officer of the Company and has a $2,165,000 note receivable from an officer, net of a $700,000 allowance against the note.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q as well as the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

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

Our development activities are supported by clinical collaborations with Schering Plough, Myriad Genetics, and Chiron Corporation.

CRITICAL ACCOUNTING POLICIES

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosure of contingent assets and liabilities. These estimates include useful lives for fixed assets, useful lives for intellectual property, estimated lives for license agreements, revenue recognition, allowance for notes receivable, reserves related to loan guarantees, valuation of intellectual property, and estimates for clinical trial expenses incurred but not yet billed.  On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Under different assumptions or conditions these estimates may vary significantly. In addition, actual results may differ materially from these estimates.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Revenue Recognition.  Revenue is generally recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; services have been rendered and are non-refundable, the price is fixed and determinable and collection is reasonably assured.  All multiple deliverable arrangements are reviewed by the Company for separability in accordance with EITF 00-21.  If the separability criteria are met, non-refundable upfront technology access fees are recognized over the license period.  Upfront technology access fees which are not considered separable from the related research fees are recognized as revenue over the applicable research period as research activities are performed. Milestone payments are recognized when earned and collectibility is assured provided that the milestone events are substantive and their achievability is not reasonably assured at the inception of the agreement. Amounts received but unearned are recorded as deferred revenue.  Certain collaborative agreements provide the Company donated materials and services which are recorded when used at the fair market value of the material received or the service provided.  Grant funding is recognized as revenue when earned.

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

Valuation of Intellectual Property.  The Company evaluates its patents and licenses for impairment on an annual basis and whenever indicators of impairment exist. During this process, the Company reviews its portfolio of pending domestic and international patent applications, domestic and international issued patents, and licenses the Company has acquired from other parties. To determine if any impairment is present, the Company considers challenges or potential challenges to its existing patents, the likelihood of applications being issued, the scope of its issued patents, the assessment of future cash flows to be generated from the patents and its experience. In the event that it is determined that an impairment exists where the Company had previously determined that one did not exist, it may result in a material adjustment to the Company’s financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

Collaboration and Research Revenue–For the quarter ended December 31, 2003, collaboration and research revenue was $1,419,000, an increase of $1,029,000 compared to the same period in the prior year.  This increase was primarily attributable to an increase in donated drugs and services from Schering Corporation, which provided $1,047,000 in revenue in the current quarter.  The increase in donated drugs and services from Schering was a result of the full enrollment in our Phase 2 study (MP-8899-0406), which is also known as the Phase 2 triple-drug trial in nonresponder HCV patients.  Other revenue recognized during the quarter amounted to $281,000 from license and research agreements with Myriad Genetics Corporation and Celera Genomics Corporation, along with a grant from the National Institute of Health.

Research and Development Expenses–Research and development expenses for the quarter ended December 31, 2003 totaled $9,331,000, an increase of $1,076,000 or 13% over the same period in the prior year.  This increase was primarily the result of increased activity resulting from increased enrollment in our Phase 2 study (MP-8899-0406) and Phase 3 study (MP-8899-0104), which is also known as the Phase 3 advanced malignant melanoma trial in patients with liver involvement, as well as costs incurred related to our application for approval to market Ceplene in the European Union which we filed in November 2003.  In the future we expect to continue incurring substantial additional research and development expenses due to:

•                  preclinical and clinical testing of our product candidates;

•                  expansion of or additional research and development programs; and

•                  regulatory-related expenses

Business Development and Marketing Expenses–Business development and marketing expenses for the quarter ended December 31, 2003 were $643,000, an increase of $271,000 or 73% over the same period of the prior year.  This increase is due to an increase in premarketing activities associated with the potential market launch of Ceplene.  Business development and marketing expenses are expected to increase in the future to support marketing and administrative activities related to the potential commercialization of our product candidates.

General and Administrative Expenses–For the quarter ended December 31, 2003, general and administrative expenses were $1,766,000, a decrease of $141,000 or 7% from the same period in the prior year, which is relatively consistent with expense in the quarter ended December 31, 2002.

Other Income–Investment income was $470,000 for the quarter ended December 31, 2003, a decrease of $355,000 or 43% from the same period in the prior year.  This decrease was a result of a decrease in the rate of interest earned on our cash and short-term investments.

Net Loss Applicable to Common Stock–Net loss applicable to common stock for the quarter ended December 31, 2003 totaled $9,871,000, an increase of $541,000 or 6% from the same period in the prior year. This increase was primarily a result of increases in research and development expenses and business development and marketing expenses as well as the decrease in investment income, partially offset by the increase in collaboration and research revenue, as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the sale of its equity securities, including an initial public offering in 1996, an international follow-on public offering in 1997, private offerings of preferred stock in July and November 1999, a follow-on public offering in February 2000, and a private placement of common stock in September 2003, that provided total net proceeds of approximately $319 million.

Until required for operations, the Company’s policy under established guidelines is to keep its cash reserves in bank deposits, corporate debt securities, United States government instruments and other readily marketable debt instruments, all of which are investment-grade quality.  As of December 31, 2003, the Company had cash, cash equivalents and investments (including restricted cash of $3.5 million) totaling approximately $83.7 million compared with $94.8 million at September 30, 2003.  As of December 31, 2003, the Company had working capital of approximately $72.4 million compared with $82.3 million at September 30, 2003.  The decrease in the Company’s cash, cash equivalents and short-term investments, and working capital was primarily due to day-to-day operating expenses relating to research and development activities.

In December 2000, the Company entered into a secured revolving promissory note with an officer of the Company.  The note, as amended, bears interest at an annual rate of 4.0% and is secured by the officer’s outstanding options and shares of common stock. During the quarter ended September 30, 2002, the Company determined that the note to the officer had become impaired because the Company determined that the officer did not have the ability to repay the loan in full when due.  Accordingly, the Company has not recorded interest income of $188,000 on the note subsequent to June 30, 2002, and has recorded an allowance on the note in the amount of $700,000.  In December 2003 and in December 2002, the officer paid the Company $122,000 which was a portion of the interest due on the note.  The entire outstanding balance of principal and interest was due on December 8, 2002.  As of the date the note came due, the officer did not have the liquid assets necessary to repay the loan.  The Company is reviewing its options and alternatives and intends to collect the outstanding principal and interest on the loan.

The Company is a guarantor on $1,800,000 in loans made by a bank to two officers and one former officer of the Company. Under the guarantor agreement executed in July 2001, the Company granted the bank a security interest in a $1,800,000 certificate of deposit as collateral for the loans the bank made to the officers.  These loans are due in July 2004.  The Company does not hold any assets as collateral for the guarantees; however, in a case of default the Company would pursue collection from the individuals.  During the fourth quarter of fiscal year 2002, the Company determined that it was probable that one of the officers would not have the ability to repay his loan. Therefore, the Company recorded a provision for the guarantee and a liability in the amount of $900,000.  The Company intends to collect from the officer any amounts that may ultimately be paid by the Company to the bank as a result of the guarantee on behalf of the officer.

The Company has term loans with a bank totaling $1,427,000 at December 31, 2003, the proceeds of which were used to finance capital expenditures.  The term loan agreements contain customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified liquidity terms and to maintenance of the Company’s principal depository and operating accounts with the bank.  In addition, the Company has the choice to either maintain a minimum aggregate balance of $3,500,000 at the institution, which includes the $1,800,000 certificate of deposit held under the loan guarantees, as noted above, or to pay the bank a quarterly fee of $2,500.  During the quarter ended December 31, 2003, the Company maintained the minimum aggregate balance noted above at the bank and was in compliance with all covenants.

The following table summarizes our contractual obligations as of December 31, 2003:

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

CONTRACTUAL OBLIGATIONS
Debt	$1,618	$1,015	$549	$54	$—
Guarantee on Officer Loans	1,800	1,800	—	—	—
Capital Lease Obligations	106	91	15	—	—
Operating Lease Obligations	11,702	1,891	3,799	3,753	2,259

The Company, as a development stage enterprise, anticipates incurring substantial additional losses at least in the near future as it continues to expend substantial amounts on its ongoing and planned clinical trials and its expanded efforts related to its other research and development efforts, including the apoptosis modulator program.  In addition, the Company’s cash requirements may fluctuate in future periods as it conducts additional research and development activities including clinical trials, other research and development activities, and efforts associated with the commercial launch of any product candidates that are approved for sale by government regulatory bodies.  Among the activities that may result in an increase in cash requirements are the scope and timing of the Phase 3 and Phase 2 Ceplene cancer and hepatitis C clinical trials currently underway, and earlier-stage clinical trials and other research related to liver disease and the apoptosis modulator and topical histamine technologies. Other factors that may impact the Company’s cash requirements include the results of clinical trials, the scope of other research and development activities, the time required to obtain regulatory approvals, costs associated with defending certain lawsuits currently pending against the Company, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, and the ability to establish marketing alliances and collaborative arrangements. As a result of these factors, it is difficult to accurately predict the timing and amount of future cash requirements.

We believe that our available cash, cash equivalents and investments at December 31, 2003 will be sufficient to satisfy our funding needs for at least the next 18 months.  To meet its cash requirements, the Company may pursue the issuance of additional equity securities and corporate collaborative agreements. In December 2003, the Company filed a shelf registration, which will allow the Company to raise up to $75 million through the sale of various securities in one or more offerings in the future.  Specific prices and terms will be determined at the time of any offering.  The issuance of additional equity securities, if any, could result in substantial dilution to the Company’s stockholders. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. The failure to fund the Company’s capital requirements would have a material adverse effect on its business, financial condition and results of operations.

The Company is currently pursuing a pharmaceutical collaboration regarding the European marketing rights for Ceplene and is pursuing the out-licensing of certain of its apoptosis modulator technology.  For instance, in November 2003, the Company entered into an agreement with Myriad Genetics, Inc. (“Myriad”) under which the Company licensed its MX90745 series of caspase-inducer anti-cancer compounds to Myriad.  The agreement requires that Myriad make licensing, research and milestone payments to the Company totaling up to $27 million, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay a royalty on product sales.  There can be no assurance that the Company will be able to enter into any additional agreements on acceptable terms, if at all.

The Company has never paid a cash dividend on its common stock and such payments are prohibited by the terms of the Company’s bank loan. The Company does not contemplate the payment of cash dividends on its common stock in the foreseeable future.

IMPACT OF INFLATION

The impact of inflation on the operations of the Company for the three months ended December 31, 2003 and 2002 was not material.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements which have affected the Company.

RISK FACTORS

You should carefully consider the following risk factors and the other information included herein as well as the information included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, and other reports and filings made with the Securities and Exchange Commission before investing in our common stock. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

The development of our drug candidates is subject to uncertainties, many of which are beyond our control. If we fail to successfully develop our drug candidates, our ability to generate revenues will be substantially impaired.

Potential products based on our Ceplene, apoptosis modulator and topical histamine gel technologies will require, dependent upon the specific drug candidate, extensive research and development, preclinical testing, clinical testing, regulatory approval and substantial additional investment before we can market them. We cannot assure you that any of our drug candidates will:

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

•                                          be eligible for third party reimbursement from governmental or private insurers; or

•                                          achieve market acceptance.

We have not completed final testing for efficacy or safety in humans for the diseases we propose to treat with Ceplene and our other drug candidates. Failure to ultimately obtain approval for Ceplene and our other drug candidates, any delay in our expected testing and development schedules, or any elimination of a product development program in its entirety, will negatively impact our ability to generate revenues in the future from the sale of our product candidates.

We may not obtain regulatory clearance to market Ceplene or our other drug candidates on a timely basis, or at all.

Ceplene and our other drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining Federal Drug Administration (FDA), European Agency for the Evaluation of Medicinal Products (EMEA), and other governmental and similar international regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. Even if we believe that preclinical and clinical data are sufficient to support regulatory approval for a drug candidate, the FDA, EMEA and similar international regulatory authorities may not ultimately approve the candidate for commercial sale in any jurisdiction. The FDA, EMEA or similar international regulators may refuse to approve an application for approval of a drug candidate if they believe that applicable regulatory criteria are not satisfied. The FDA, EMEA or similar international regulators may also require additional testing for safety and efficacy. For example, in 2000, we submitted a New Drug Application (NDA) to the FDA seeking approval to market Ceplene based on the data from our first Phase 3 clinical study in advanced malignant melanoma. In January 2001, the FDA determined that a second study was required to support approval. In response to the FDA request, in January 2002 we commenced another Phase 3 trial. Although we believe that this additional Phase 3 trial, in combination with the results of the first Phase 3 trial, will support approval in the United States and other countries, we have no assurance that (i) the results from this additional Phase 3 trial will confirm the results from the first Phase 3 trial, (ii) the FDA, EMEA or similar regulatory agencies will not require additional Phase 3 trials or (iii) the FDA, EMEA or similar regulatory agencies will approve our regulatory filings for drug approval.

In addition, manufacturing facilities operated by the third party manufacturers with whom we contract to manufacture Ceplene and our other drug candidates may not pass a FDA, EMEA or similar international regulatory preapproval inspection. Moreover, if the FDA, EMEA or similar international regulatory agency grants regulatory approval of a product candidate, the approval may be limited to specific indications or limited with respect to its distribution. Similar international regulatory authorities may apply similar limitations or may refuse to grant any approval.

Any failure or delay in obtaining these approvals could prohibit or delay us from marketing Ceplene and our other drug candidates. If Ceplene and our other drug candidates do not meet applicable regulatory requirements for approval, we may not have the financial resources to continue research and development of these candidates, and we may not generate revenues from the commercial sale of any of our products.

Delays in the commencement, conduct or completion of our clinical trials would negatively impact our business.

We may encounter problems with any of our completed, ongoing or planned clinical studies. For example, we may encounter delays in commencing studies or enrolling volunteers, lower than anticipated retention rate of volunteers in a trial or serious side effects experienced by study participants relating to the drug candidate. Factors that could affect patient enrollment include the size of the patient enrollment population for the targeted disease, eligibility criteria, proximity of eligible patients to clinical sites, clinical trial protocols and the existence of competing protocols, including competitive financial incentives for patients and clinicians, and existing approved drugs. If we encounter any delay in the commencement, conduct or completion of our clinical studies for Ceplene or our other drug candidates, we may experience the following consequences:

•                                          the analysis of data from our clinical studies and the reporting of results may be delayed;

•                                          the submission of our applications for regulatory approval of Ceplene and other drug candidates with regulatory authorities in North America, Europe and elsewhere in the world may be delayed;

•                                          regulatory approval of our drug candidates may be delayed and may not occur on a timely basis, delaying the generation of revenues from the commercial sale of any of our marketed product candidates;

•                                          we may not have the financial resources to continue and complete research and development of any of our product candidates; and

•                                          we may not be able to enter into collaborative arrangements relating to any potential product as a result of the delay in clinical development or regulatory filings.

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

We expect to rely on collaborative arrangements for research and development and commercialization of certain drug candidates discovered and developed by us, such as our agreement with Schering Corporation related to our MP-8899-0406 Phase 2 Ceplene clinical trial in nonresponder hepatitis C patients and our agreement with Myriad Genomics Corporation related to the MX90745 series of caspase-inducer anti-cancer compounds. We cannot be certain that we will be able to maintain these collaborations or enter into any future collaborative arrangements, that any of our collaborations will be successful or that we will receive revenues from any of these collaborations. The success of these and any future collaborations will depend, in significant part, on our partners’ development and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. If our partners fail to conduct their activities in a timely manner, or at all, preclinical or clinical development of drug candidates under those collaborations could be delayed or terminated. The suspension or termination of our collaborations, the failure of our collaborations to be successful or the delay in the development or commercialization of drug candidates pursuant to our collaborations could harm our business.

Our planned business may expose us to product, clinical trial and other liability claims.

Our design, testing and development of potential products involves an inherent risk of exposure to clinical trial and product liability claims and related adverse publicity. Insurance coverage is expensive and difficult to obtain, and we may be unable to obtain coverage in the future on acceptable terms, if at all. Although we currently maintain clinical trial insurance for our drug candidates in the amounts we believe to be commercially reasonable, we cannot be certain that the coverage limits of our insurance policies or those of our strategic partners will be adequate. If we are unable to obtain sufficient insurance at an acceptable cost or if a claim is brought against us, whether fully covered by insurance or not, our business, results of operations and financial condition could be materially adversely affected.

Our products may not be accepted, purchased or used by doctors, patients or payors.

Ceplene, and any of our other drug candidates in development, may not achieve market acceptance even if they are approved by the FDA, EMEA and similar international regulatory agencies. We cannot guarantee that physicians, patients, payors or the medical community in general will accept and utilize any products that we develop. The degree of market acceptance of our potential products will depend on a number of factors, including:

•                                          the scope of regulatory approvals;

•                                          the establishment and demonstration of the clinical efficacy, safety and advantages of our product candidates by clinical trial results, and the acceptance of such results by the medical community;

•                                          the potential advantages of our products over existing treatment methods; and

•                                          reimbursement policies of government and other third-party payors.

We have yet to market or sell any of our product candidates.

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

We will be dependent on third party manufacturers of our product candidates. Our ability to sell our product candidates may be harmed if adequate quantities of our product candidates are not manufactured on a timely basis.

We do not intend to acquire or establish our own dedicated manufacturing facilities for Ceplene and our other drug candidates in the foreseeable future. We have contracted and expect to continue to contract with established pharmaceutical manufacturers for the production of Ceplene. If we are unable to continue to contract with third-party manufacturers on acceptable terms or our manufacturers do not comply with applicable regulatory requirements, our ability to conduct clinical testing and to produce commercial quantities of Ceplene and other product candidates will be adversely affected. If we cannot adequately manufacture our product candidates, it could result in delays in submissions for regulatory approval and in commercial product launches, which in turn could materially impair our competitive position and the possibility of achieving profitability. We cannot guarantee that we will be able to maintain our existing contract manufacturing relationships, or acquire or establish new, satisfactory third-party relationships to provide adequate manufacturing capabilities in the future.

We are not profitable and expect to continue to incur losses. If we do not become profitable, we may ultimately be forced to discontinue our operations.

We are a development-stage enterprise. We have experienced net losses every year since our inception. Our net losses applicable to common stock were $9.9 million and $9.3 million for the quarters ended December 31, 2003 and 2002. As of December 31, 2003, we had an accumulated deficit of approximately $316.4 million. We anticipate incurring substantial additional losses over at least the next several years related to developing and testing our drug candidates and preparing for commercialization and planned market launches of our products. If we do not become profitable, our stock price will be negatively affected, and we may ultimately be forced to discontinue our operations. We may never generate product revenues or become profitable. We expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, some of which could be significant.

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

Additional financing may not be available on acceptable terms, if at all. If adequate funds are not available, we will be required to delay, scale back or eliminate one or more of our drug development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or product candidates that we would not otherwise relinquish.

We compete against many companies and research institutions that are developing products to treat the same diseases as our drug candidates. To the extent these competitors are successful in developing and marketing such products, our future potential market share and revenues could be reduced.

There are many companies, both publicly and privately held, including well-known pharmaceutical companies and academic and other research institutions, engaged in developing pharmaceutical products for the treatment of life-threatening cancers and liver diseases. Products developed by any of these companies or institutions may demonstrate greater safety or efficacy than our drug candidates or be more widely accepted by doctors, patients or third-party payors. Many of our competitors and potential competitors have substantially greater capital resources, research and development capabilities and human resources than we do. Many of these competitors also have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new pharmaceutical product candidates and obtaining FDA, EMEA and other regulatory approvals. If any of our drug candidates are approved for commercial sale, we will also be competing with companies that have greater resources and experience in manufacturing, marketing and selling pharmaceutical products. To the extent that any of our competitors succeed in developing products that are more effective, less costly or have better side effect profiles than our products, then our future potential market share could decrease, which may have a negative impact on our business.

If we fail to secure adequate protection of our intellectual property or the right to use certain intellectual property of others, we may not be able to protect our product candidates and technologies from competitors.

Our success depends in large part on our ability to obtain, maintain and protect patents, trademarks and trade secrets and to operate without infringing upon the proprietary rights of others. If we are unable to do so, our product candidates and technologies may not provide us with any competitive advantage.

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

We are engaged in the pharmaceutical field, which is characterized by extensive research efforts and rapid technological progress. New developments in oncology, cancer therapy, medicinal pharmacology, biochemistry and other fields are expected to continue at a rapid pace. Research and discoveries by others may render some or all of our proposed programs or product candidates noncompetitive or obsolete. Our business strategy is subject to the risks inherent in the development of new product candidates using new technologies and approaches. Unforeseen problems may develop with these technologies or applications, and we may not be able to successfully address technological challenges we encounter in our research and development programs. This may result in our inability to develop commercially feasible products.

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

The marketability of our product candidates may depend on reimbursement and reform measures in the health care industry.

Our success may depend, in part, on the extent to which reimbursement for the costs of therapeutic product candidates and related treatments will be available from third-party payors such as United States and similar international government health administration authorities, private health insurers, managed care programs and other organizations. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators and third-party health care payors to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain products and product candidates. We cannot guarantee that similar United States federal or state or similar international health care legislation will not be adopted in the future or that any product candidates sought to be commercialized by us will be considered cost-effective or that adequate third-party insurance coverage will be available for us to establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. Moreover, the existence or threat of cost control measures could have an adverse effect on the willingness of potential collaborators to pursue research and development programs related to our product candidates.

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

On December 14, 2000 plaintiff Blake Martin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against us and two officers of our Company, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. In December 2003, the United States Federal Court granted our motion to dismiss the lawsuit with prejudice and without leave to amend. On December 30, 2003, plaintiff Blake Martin exercised his right to appeal the decision of the United States District Court for the Southern District of California to the Ninth Circuit. The complaint has been tendered to our insurance carrier.

In October 2001 and May 2002, certain former shareholders of Cytovia, Inc. filed complaints in California Superior Court in San Diego, against us and two of our officers based on similar facts and circumstances, alleging fraud and negligent misrepresentation in connection with our acquisition of Cytovia. The Superior Court subsequently issued an order compelling the first lawsuit to a binding arbitration forum, and the second lawsuit has been stayed pending the resolution of the arbitration proceeding. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the claims asserted by certain former shareholders of Cytovia, determined that we have no liability for such claims and awarded recovery of our reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceedings. In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect.  In January 2004, the plaintiffs filed a notice of appeal.

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

Our common stock currently trades on the Nasdaq National Market and on the OM Stockholm Exchange. Historically, our common stock has generally experienced relatively low daily trading volumes in relation to the aggregate number of shares outstanding. The Company currently has a $75 million shelf registration on file with the Securities and Exchange Commission.  Sales of substantial amounts of our common stock in the public market could adversely affect the prevailing market prices of our common stock and our ability to raise equity capital in the future.

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

•                                          announcements of technological innovations or new products or drug candidates by us or our competitors;

•                                          developments or disputes concerning patents or proprietary rights;

•                                          regulatory developments in both the United States and other countries;

•                                          economic and other external factors, disasters or crises, as well as period-to-period fluctuations in our financial results;

•                                          market conditions for pharmaceutical and biotechnology stocks, whether or not related to results or news regarding us or our competitors; and

•                                          publicity regarding actual or potential medical results relating to products or drug candidates under development by us or our competitors.

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

Furthermore, we are subject to the provisions of Section 203 of the Delaware General Corporations Law, an anti-takeover law, which may also dissuade a potential acquiror, even though such acquisition may be beneficial to our stockholders.

Issuing preferred stock with rights senior to those of our common stock could adversely affect holders of common stock.

Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our stockholders. The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock. For example, a series of preferred stock may be granted the right to receive a liquidation preference—a pre-set distribution in the event of a liquidation—that would reduce the amount available for distribution to holders of common stock. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is principally confined to its cash equivalents and investments that have maturities of less than three years. The Company maintains a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in its investment portfolio are not leveraged, are classified as available-for-sale and are subject to interest rate risk. The Company currently does not hedge interest rate exposure. A hypothetical ten percent change in interest rates during the quarter ended December 31, 2003 would have resulted in approximately a $41,000 change in net loss.  The Company has not used derivative financial instruments in its investment portfolio. There have been no significant changes in the types or maturities of investments held from September 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report.  Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic filings with the Securities Exchange Commission within the required time period.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II–OTHER INFORMATION

Item 1.  Legal Proceedings

On December 14, 2000 plaintiff Blake Martin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company and two officers of the Company, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. In December 2003, the United States Federal Court granted the Company’s motion to dismiss the lawsuit with prejudice and without leave to amend.  On December 30, 2003, plaintiff Blake Martin exercised his right to appeal the decision of the United States District Court for the Southern District of California to the Ninth Circuit.  The complaint has been tendered to the Company’s insurance carrier.

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego against the Company and two of its officers based on similar facts and circumstances, alleging fraud and negligent misrepresentation in connection with the Company’s acquisition of Cytovia. The Superior Court subsequently issued an order compelling the first lawsuit to a binding arbitration forum, and the second lawsuit has been stayed pending resolution of the arbitration proceeding.  A binding arbitration proceeding with the American Arbitration Association was held in May 2003.  The three-member arbitration panel rejected all of the claims asserted by certain former shareholders of Cytovia, Inc., determined that Maxim has no liability for such claims and awarded recovery of the Company’s reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceeding.  In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect. In January 2004, the plaintiffs filed a notice of appeal.

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

Item 6. Exhibits and Reports on Form 8-K

a)            Exhibits

10.1	Employment Agreement dated October 1, 2003 between the Registrant and Kurt R. Gehlsen.*
10.2	Employment Agreement dated October 1, 2003 between the Registrant and Dale A. Sander.*
10.3	Employment Agreement dated October 1, 2003 between the Registrant and Anthony E. Altig.*
10.4	Employment Agreement dated October 1, 2003 between the Registrant and Pam G. Gleason.*
10.5	Employment Agreement dated November 17, 2003 between the Registrant and Larry G. Stambaugh.*
10.6	Employment Agreement dated December 1, 2003 between the Registrant and Sharon A. Tonetta.*
10.7	License and Collaboration Agreement dated November 19, 2003 between the Registrant and Myriad Genetics, Inc.‡
31.1	Certification by Larry G. Stambaugh, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Anthony E. Altig, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601 of Regulation S-K.

‡                                          Confidential treatment has been requested with respect to deleted portions of this agreement.

b)  Reports on Form 8-K

Date of Report	Description of Exhibit	Financial Statements Filed
December 16, 2003	Press Release: “Maxim Pharmaceuticals Reports Fiscal 2003 Financial Results”	No

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIM PHARMACEUTICALS, INC.
	By:	/s/ ANTHONY E. ALTIG
Anthony E. Altig, Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer duly authorized to sign on behalf of the registrant)
Date: February 10, 2004