Form 10-Q
period 2004-03-31
MAXIM PHARMACEUTICALS INC
filed 2004-05-07
CIK 1013351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of May 3, 2004 was 28,315,668.

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	As of March 31 2004	As of September 30 2003
ASSETS
Current Assets:
Cash and cash equivalents	$12,692	$32,861
Investments in marketable securities, available for sale	57,445	58,468
Accrued interest and other current assets	2,390	2,210
Total current assets	72,527	93,539

Restricted cash and cash equivalents	3,500	3,500
Property and equipment, net	3,870	4,358
Patents and licenses, net	4,025	3,521
Note receivable from officer, net of allowance of $700,000	2,165	2,287
Deposits and other assets	269	142
Total assets	$86,356	$107,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,845	$5,141
Accrued expenses	3,905	3,805
Notes payable and current portion of long-term debt and obligations under capital leases	890	1,246
Provision for loan guarantee for officer	900	900
Deferred revenue	726	190
Total current liabilities	9,266	11,282

Long-term debt and obligations under capital leases, excluding current portion	407	828

Commitments and contingencies

Stockholders’ Equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2004 and September 30, 2003	—	—
Common stock, $.001 par value, 60,000,000 shares authorized; 28,038,596 and 27,951,059 shares issued and outstanding at March 31, 2004 and September 30, 2003, respectively	28	28
Additional paid-in capital	401,898	401,251
Deficit accumulated during the development stage	(325,314)	(306,504)
Accumulated other comprehensive income	71	462
Total stockholders’ equity	76,683	95,237
Total liabilities and stockholders’ equity	$86,356	$107,347

See Accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

					From Inception
					(October 23, 1989)
	Three Months Ended March 31		Six Months Ended March 31		Through
	2004	2003	2004	2003	March 31, 2004

Collaboration and research revenue	$1,273	$651	$2,692	$1,041	$17,510

Operating expenses:
Research and development	8,363	9,974	17,694	18,229	233,474
Business development and marketing	647	346	1,290	718	22,961
General and administrative	1,589	1,940	3,355	3,847	43,702
Amortization of goodwill and other acquisition-related intangible assets	—	—	—	—	2,955
Purchased in-process technology	—	—	—	—	42,300
Provisions for note receivable and loan guarantee to/for officers	—	—	—	—	1,600
Total operating expenses	10,599	12,260	22,339	22,794	346,992

Loss from operations	(9,326)	(11,609)	(19,647)	(21,753)	(329,482)

Other income (expense):
Investment income	407	667	877	1,492	30,732
Gain on sale of assets	—	—	—	—	4,435
Interest expense	(20)	(34)	(43)	(67)	(2,837)
Other income (expense)	—	(5)	3	17	17
Total other income	387	628	837	1,442	32,347

Loss before cumulative effect of accounting change and preferred stock dividends	(8,939)	(10,981)	(18,810)	(20,311)	(297,135)

Cumulative effect of accounting change	—	—	—	—	(28,179)

Net loss before preferred stock dividends	(8,939)	(10,981)	(18,810)	(20,311)	(325,314)
Dividends on preferred stock	—	—	—	—	5,496

Net loss applicable to common stock	$(8,939)	$(10,981)	$(18,810)	$(20,311)	$(330,810)

Basic and diluted net loss per share of common stock	$(0.32)	$(0.47)	$(0.67)	$(0.87)

Weighted average shares outstanding	28,034,279	23,328,501	28,010,377	23,320,973

See Accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

			From Inception
			(October 23, 1989)
	Six Months Ended March 31		Through
	2004	2003	March 31, 2004
OPERATING ACTIVITIES:
Net loss	$(18,810)	$(20,311)	$(325,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	844	1,183	13,393
Stock contributions to 401(k) plan	—	46	643
Cumulative effect of accounting change	—	—	28,179
Stock-based compensation	205	25	1,593
Loss on disposal of property and equipment	20	3	309
Provisions for note receivable and loan guarantees to/for officers	—	—	1,600
Purchased in-process technology	—	—	44,946
Gain on sale of assets	—	—	(2,146)
Amortization of premium on investments	—	—	535
Cumulative effect of reorganization	—	—	1,153
Gain on sale of subsidiary	—	—	(2,288)
Other	—	—	160
Changes in operating assets and liabilities:
Accrued interest and other current assets	(180)	686	(370)
Deposits and other assets	(127)	3	(765)
Accounts payable	(2,296)	24	1,753
Accrued expenses	100	962	2,608
Deferred revenue	536	(190)	726
Net cash used in operating activities	(19,708)	(17,569)	(233,285)

INVESTING ACTIVITIES:
Purchases of marketable securities	(48,628)	(19,316)	(487,089)
Sales and maturities of marketable securities	49,260	35,954	430,218
Purchases of property and equipment	(261)	(539)	(11,153)
Additions to patents and licenses	(619)	(277)	(6,984)
Net proceeds from sale of assets	—	—	3,452
Cash acquired in acquisition of business	—	—	1,121
Net cash provided by (used in) investing activities	(248)	15,822	(70,435)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of stock options and warrants	442	1	278,157
Net proceeds from issuance of preferred stock	—	—	41,298
Payment of preferred stock dividends	—	—	(302)
Proceeds from issuance of notes payable, capital lease and long-term debt	—	—	9,318
Restricted cash	—	—	(3,500)
Payments on notes payable, long-term debt, and capital lease obligations	(777)	(842)	(9,346)
Proceeds from issuance of notes payable to related parties	—	—	4,982
Payments on notes payable to related parties	—	—	(1,330)
Loan to officer	122	122	(2,865)
Net cash provided by (used in) financing activities	(213)	(719)	316,412

Net increase (decrease) in cash and cash equivalents	(20,169)	(2,466)	12,692

Cash and cash equivalents at beginning of period	32,861	24,775	—
Cash and cash equivalents at end of period	$12,692	$22,309	$12,692

Noncash investing activities:
Acquisition of property and equipment under capital lease	$51	$50	$321
Increase (decrease) in fair value of securities available for sale	$(391)	$(217)	$75

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

The information at March 31, 2004 and for the three and six months ended March 31, 2004 and 2003 and from inception (October 23, 1989) through March 31, 2004 is unaudited. In the opinion of the Company, these condensed consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2004 and September 30, 2003, and the condensed consolidated results of operations for the three and six months ended March 31, 2004 and 2003 and from inception (October 23, 1989) through March 31, 2004. The condensed consolidated results of operations for the three and six months ended March 31, 2004 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended September 30, 2003.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Option Plans-The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  Compensation expense associated with stock options to employees was $6,000 in the current quarter and $52,000 year-to-date.  Compensation expense to non-employees was $56,000 in the current quarter and $153,000 year-to-date.  There was no similar expense in the same periods in the prior year.

No other stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Net loss, as reported	$(8,939)	$(10,981)	$(18,810)	$(20,311)
Add: Total stock-based employee compensation expense determined under fair value based methods for all awards	(949)	(857)	(1,557)	(1,839)
Less: Compensation expense associated with stock options	6	—	52	—
Pro forma net loss	$(9,882)	$(11,838)	$(20,315)	$(22,150)

Net loss per share:
Basic and diluted-as reported	$(0.32)	$(0.47)	$(0.67)	$(0.87)
Basic and diluted- pro forma	$(0.35)	$(0.51)	$(0.73)	$(0.95)

The fair value of the stock options were estimated at the date of grant using the “Black-Scholes” method for option pricing and the following weighted-average assumptions were used for grants made during the three and six months ended, March 31, 2004 and 2003, respectively:

	Three Months Ended		Six Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Risk free interest rate	2.00%	1.94%	2.33%	2.25%
Dividend Yield	0	0	0	0
Volatility Factor	75%	75%	75%	75%
Expected Life (in years)	3.02	2.92	3.85	3.67
Resulting average fair value	$4.63	$1.55	$4.33	$1.48

3.                                      TOTAL OTHER COMPREHENSIVE LOSS

Total other comprehensive loss for the three months ended March 31, 2004 and 2003 was $9,072,000 and $11,045,000, respectively.  Total other comprehensive loss for the six months ended March 31, 2004 and 2003 was $19,201,000 and $20,528,000, respectively.  The difference between total other comprehensive loss and net loss attributable to common stock was composed of unrealized gains and losses on available-for-sale securities.

4.                                      NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128 “Earnings per Share”. Basic net loss per share of common stock is computed by dividing the net loss after deduction of dividends on preferred stock by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by including the additional common shares issuable upon exercise of outstanding options and warrants in the basic weighted average share calculation unless the effect of their inclusion is antidilutive. For the quarters ended March 31, 2004 and 2003, outstanding options and warrants totaled 5,769,000 and 4,046,000, respectively. For the quarters ended March 31, 2004 and 2003, antidilutive options and warrants totaled 4,582,000 and 1,015,000, respectively. As these securities were antidilutive, diluted loss per share equaled basic loss per share in each respective period.

5.                                      DEFERRED RENT

In accordance with SFAS No.13, the Company records operating lease rent expenses on a straight-line basis over the lease term, which causes the amount expensed in our financial statements to vary from the actual amounts paid during the period.  This variance is recorded as deferred rent and included in accrued expenses.  As of March 31, 2004 and 2003, the deferred rent balance was $640,000 and $250,000, respectively.

6.                                      RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified to conform with current period classifications.

7.                                      RELATED PARTY TRANSACTIONS

In December 2000, the Company entered into a secured revolving promissory note with an officer of the Company. The purpose of the agreement was to allow the repayment of margin loans associated with the exercise of stock options, the payment of income taxes associated with such exercises and the purchase of a residence.  The Board determined that it was in the Company’s best interest to provide the loan to the officer to avoid the necessity of selling personal holdings of the Company’s securities during a period of depressed market prices.  The note bears interest at an annual rate of 4.0% and is secured by the officer’s outstanding options and shares of common stock. During the quarter ended September 30, 2002, the Company determined that the note to the officer had become impaired because the Company determined that the officer did not have the ability to repay the loan in full when due.  Accordingly, the Company has not recorded interest income of $218,000 on the note subsequent to June 30, 2002 and has recorded an allowance on the note in the amount of $700,000.  In December 2003 and in December 2002, the officer paid the Company $122,000, which was a portion of the interest due on the note.  The entire outstanding balance of principal and interest was due on December 8, 2002.  As of the date the note came due, the officer did not have the liquid assets necessary to repay the loan.  The Company is reviewing its options and alternatives and intends to collect the outstanding principal and interest on the loan.  As of March 31, 2004, the recorded outstanding principal and interest balance on the note was $2,165,000, net of the $700,000 allowance.

At March 31, 2004, the Company was a guarantor on $1,800,000 in loans made by a bank to two officers and one former officer of the Company. Under the guarantor agreement executed in July 2001, the Company granted the bank a security interest in a $1,800,000 certificate of deposit as collateral for the loans the bank made to the officers. The purpose of the the bank loans was to allow the payment of income taxes associated with the exercise of stock options.  The Board determined that it was in the Company’s best interest to provide the guarantees to avoid the necessity of the officers selling personal holdings of the Company’s securities during a period of depressed market prices.  These loans are due in July 2004.  The Company does not hold any assets as collateral for the guarantees; however, in a case of default the Company would pursue collection from the individuals.  During the fourth quarter of fiscal year 2002, the Company determined that it was probable that one of the officers would not have the ability to repay his loan. Therefore, the Company recorded a provision for the guarantee and a liability in the amount of $900,000.  The Company intends to collect from the officer any amounts that may ultimately be paid by the Company to the bank as a result of the guarantee on behalf of the officer.

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

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego against the Company and two of its officers based on similar facts and circumstances, alleging fraud and negligent misrepresentation in connection with the Company’s acquisition of Cytovia.  A binding arbitration proceeding with the American Arbitration Association was held in May 2003.  The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that Maxim has no liability for such claims and awarded recovery of the Company’s reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceeding.  In December 2003 the decision was confirmed by the Superior Court, which entered a judgment to this effect.  In January 2004, the plaintiffs filed a notice of appeal.  No amounts have been recorded in the Company’s financial statements related to the recovery of these expenses.

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

Ceplene for the treatment of advanced malignant melanoma represents our most advanced program.  In November 2003, we filed a European Centralized Procedure Marketing Authorization Application for Ceplene, in combination with interleukin-2 (IL-2), a drug manufactured by Chiron Corporation, for the treatment of patients with advanced malignant melanoma.  The Ceplene application was filed with the European Agency for the Evaluation of

Medicinal Products (EMEA) as an electronic Common Technical Dossier (eCTD) in compliance with the most recent International Committee of Harmonization (ICH) guidelines.   Ireland and Sweden have been assigned by the EMEA as the Rapporteur and Co-rapporteur, respectively, with responsibility to review the application on behalf of the European Union (EU).

In April 2004 we announced that our treatment protocol to provide our investigational drug Ceplene, in combination with IL-2, for the treatment of patients with advanced malignant melanoma, had been approved by the U.S. Food and Drug Administration (FDA). The treatment protocol allows us to provide expanded access of Ceplene to patients in the United States while investigation of the drug continues in the Company’s confirming Phase 3 clinical trial. The FDA also agreed to allow reimbursement for the study medication under the treatment protocol, which allows us to recover costs associated with providing qualified patients access to Ceplene therapy.

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

Revenue Recognition.  Revenue is generally recognized when all of the following criteria are met: persuasive evidence that an arrangement exists; services have been rendered and are non-refundable, the price is fixed and determinable and collection is reasonably assured.  All multiple deliverable arrangements are reviewed by the Company for separability in accordance with EITF 00-21.  If the separability criteria are met, non-refundable upfront technology access fees are accounted for separately. Upfront technology access fees which are not considered separable from the related research fees are recognized as revenue over the applicable research period as research activities are performed. Milestone payments are recognized when earned and collectibility is assured provided that the milestone events are substantive and their achievability is not reasonably assured at the inception of the agreement. Amounts received but unearned are recorded as deferred revenue.  Certain collaborative agreements provide the Company donated materials and services which are recorded when used at the fair market value of the material received or the service provided.  Grant funding is recognized as revenue when earned.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003

Collaboration and Research Revenue.  For the quarter ended March 31, 2004, collaboration and research revenue was $1,273,000, an increase of $622,000 or 96% compared to the same period in the prior year.  This increase was primarily attributable to $500,000 of research and license revenue from the collaboration that we entered into in November 2003 with Myriad Genetics, Inc. (Myriad).  Additionally, we experienced an increase in donated drugs and services from Schering on our Phase 2 study (MP-8899-0406 or the Phase 2 triple-drug trial in nonresponder HCV patient) as it became fully enrolled in the prior year.  The Schering Agreement provided $646,000 of revenue in the current quarter, compared to $399,000 of revenue in the same period in the prior year.  Other revenue recognized during the current quarter amounted to $127,000 from license and research agreements with Celera Genomics Corporation and a grant from the National Institute of Health.  In the prior year these agreements generated $252,000 of revenue.

For the six months ended March 31, 2004, collaboration and research revenue was $2,692,000, an increase of 1,651,000 or 159% over the same period in the prior year.  As noted above, this increase was primarily attributable to $733,000 of research and license revenue from our collaboration with Myriad.  Additionally, we experienced an increase in donated drugs and services from Schering in our Phase 2 study (MP-8899-0406) that resulted in $1,693,000 of revenue in the current year versus $551,000 in revenue during the same period in the prior year as a result of full enrollment in the trial in the prior year.  Other revenue recognized during the current year amounted to $266,000 from license and research agreements with Celera Genomics Corporation and a grant from the National Institute of Health.  In the prior year these agreements generated $490,000 of revenue.

Research and Development Expenses.  Research and development expenses for the quarter ended March 31, 2004 totaled $8,363,000, a decrease of $1,611,000 or 16% over the same period in the prior year.  This decrease was primarily the result of decreased expenses from the current stage of our Phase 2 study (MP-8899-0406) and Phase 3 study (MP-8899-0104), which is also known as the Phase 3 advanced malignant melanoma trial in patients with liver involvement.

Research and development expenses for the six months ended March 31, 2004 totaled $17,694,000, a decrease of $535,000 or 3% over the same period in the prior year.  These costs were relatively consistent with the prior year.  In the future we expect to continue incurring substantial additional research and development expenses due to:

•                  preclinical and clinical testing of our product candidates;

•                  expansion of or additional research and development programs; and

•                  regulatory-related expenses.

Business Development and Marketing Expenses.  Business development and marketing expenses for the quarter ended March 31, 2004 were $647,000, an increase of $301,000 or 87% over the same period of the prior year.  For the six months ended March 31, 2004, business development and marketing expenses were $1,290,000, an increase of $572,000 or 80% over the same period in the prior year.  These increases are due to an increase in premarketing activities associated with the potential market launch of Ceplene.  Business development and marketing expenses are expected to increase in the future to support marketing and administrative activities related to the potential commercialization of Ceplene as well as our other product candidates.

General and Administrative Expenses.  For the quarter ended March 31, 2004, general and administrative expenses were $1,589,000, a decrease of $351,000 or 18% from the same period in the prior year.  For the six months ended March 31, 2004, general and administrative expenses were $3,355,000, a decrease of $492,000 or 13% from the same period in the prior year.  These decreases are a result of decreased legal expenses.

Other Income.  Investment income was $407,000 for the quarter ended March 31, 2004, a decrease of $260,000 or 39% from the same period in the prior year.  Investment income was $877,000 for the six months ended March 31, 2004, a decrease of $615,000 or 41% from the same period in the prior year.  This decrease was a result of a decrease in our cash and short-term securities investment balances and in the rate of interest earned on investments.

Net Loss Applicable to Common Stock.  Net loss applicable to common stock for the quarter ended March 31, 2004 totaled $8,939,000, a decrease of $2,042,000 or 19% from the same period in the prior year. This decrease was primarily a result of decreases in research and development expenses and general and administrative expenses along with the increase in collaboration and research revenue, partially offset by the increase in business development and marketing expenses and the decrease in investment income, as described above.

Net loss applicable to common stock for the six months ended March 31, 2004 totaled $18,810,000, a decrease of $1,501,000 or 7% from the same period in the prior year.  This decrease was primarily a result of the increase in collaboration and research revenue, as described above.

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

Until required for operations, the Company’s policy under established guidelines is to keep its cash reserves in bank deposits, corporate debt securities, United States government instruments and other readily marketable debt instruments, all of which are investment-grade quality.  As of March 31, 2004, the Company had cash, cash equivalents and investments (including restricted cash of $3.5 million) totaling approximately $73.6 million compared with $94.8 million at September 30, 2003.  As of March 31, 2004, the Company had working capital of approximately $63.3 million compared with $82.3 million at September 30, 2003.  The decrease in the Company’s cash, cash equivalents and short-term investments, and working capital was primarily due to day-to-day operating expenses relating to research and development activities.

In December 2000, the Company entered into a secured revolving promissory note with an officer of the Company.  The note bears interest at an annual rate of 4.0% and is secured by the officer’s outstanding options and shares of common stock. During the quarter ended September 30, 2002, the Company determined that the note to the officer had become impaired because the Company determined that the officer did not have the ability to repay the loan in full when due.  Accordingly, the Company has not recorded interest income of $218,000 on the note subsequent to June 30, 2002, and has recorded an allowance on the note in the amount of $700,000.  In December 2003 and in December 2002, the officer paid the Company $122,000 which was a portion of the interest due on the note.  The entire outstanding balance of principal and interest was due on December 8, 2002.  As of the date the note came due, the officer did not have the liquid assets necessary to repay the loan.  The Company is reviewing its options and alternatives and intends to collect the outstanding principal and interest on the loan.

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

The Company has term loans with a bank totaling $1,221,000 at March 31, 2004, the proceeds of which were used to finance capital expenditures.  The term loan agreements contain customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified liquidity terms and to maintenance of the Company’s principal depository and operating accounts with the bank.  In addition, the Company has the choice to either maintain a minimum aggregate balance of $3,500,000 at the institution, which includes the $1,800,000 certificate of deposit held under the loan guarantees, as noted above, or to pay the bank a quarterly fee of $2,500.  During the six months ended March 31, 2004, the Company maintained the minimum aggregate balance noted above at the bank and was in compliance with all covenants.

The following table summarizes our contractual obligations as of March 31, 2004:

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

CONTRACTUAL OBLIGATIONS
Debt	$1,269	$873	$383	$13	$—
Guarantee on Officer Loans	900	900	—	—	—
Capital Lease Obligations	28	17	11	—	—
Operating Lease Obligations	11,340	2,034	3,785	3,604	1,917

The Company, as a development stage enterprise, anticipates incurring substantial additional losses at least in the near future as it continues to expend substantial amounts on its ongoing and planned clinical trials and its expanded efforts related to its other research and development efforts, including the apoptosis modulator program.  In addition, the Company’s cash requirements may fluctuate in future periods as it conducts additional research and development activities, including clinical trials, and undertakes efforts associated with the commercial launch of any product candidates that are approved for sale by government regulatory bodies.  Among the activities that may result in an increase in cash requirements are the scope and timing of the Phase 3 and Phase 2 Ceplene cancer and hepatitis C clinical trials currently underway, and earlier-stage clinical trials and other research related to liver disease and the apoptosis modulator and topical histamine technologies. Other factors that may impact the Company’s cash requirements include the results of clinical trials, the scope of other research and development activities, the time required to obtain regulatory approvals, costs associated with defending certain lawsuits currently pending against the Company, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, and the ability to establish marketing alliances and collaborative arrangements. As a result of these factors, it is difficult to accurately predict the timing and amount of future cash requirements.

We believe that our available cash, cash equivalents and investments at March 31, 2004 will be sufficient to satisfy our funding needs for at least the next 18 months.  To meet its cash requirements, the Company may pursue the issuance of additional equity securities and corporate collaborative agreements. In December 2003, the Company filed a shelf registration statement, which will allow the Company to raise up to $75 million through the sale of various securities in one or more offerings in the future.  Specific prices and terms will be determined at the time of any offering.  The issuance of additional equity securities, if any, could result in substantial dilution to the Company’s stockholders. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. The failure to fund the Company’s capital requirements would have a material adverse effect on its business, financial condition and results of operations.

The Company is currently pursuing a pharmaceutical collaboration regarding the European marketing rights for Ceplene and is pursuing the out-licensing of certain of its apoptosis modulator technology.  For instance, in March 2004 the Company announced that it has entered into an agreement with Shire BioChem Inc. under which the Company reacquired the rights to the MX2105 series of vascular targeting agent cancer drug candidates. The MX2105 series was originally licensed in July 2000 to BioChem Pharma, a company that was subsequently acquired by Shire Pharmaceuticals.  In July 2003, Shire Pharmaceuticals announced that it was exiting the field of oncology research, creating the opportunity for the Company to reacquire the rights to the MX2105 series of compounds.  The Company is currently pursuing the out-licensing of these compounds.

In November 2003, the Company entered into an agreement with Myriad under which the Company licensed its MX90745 series of caspase-inducer anti-cancer compounds to Myriad.  The agreement requires that Myriad make licensing, research and milestone payments to the Company totaling up to $27 million, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay a royalty on product sales.  There can be no assurance that the Company will be able to enter into any additional agreements on acceptable terms, if at all.

The Company has never paid a cash dividend on its common stock and such payments are prohibited by the terms of the Company’s bank loan. The Company does not contemplate the payment of cash dividends on its common stock in the foreseeable future.

IMPACT OF INFLATION

The impact of inflation on the operations of the Company for the three and six months ended March 31, 2004 and 2003 was not material.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements that have affected the Company.

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

We expect to rely on collaborative arrangements for research and development and commercialization of certain drug candidates discovered and developed by us, such as our agreement with Schering Corporation related to our MP-8899-0406 Phase 2 Ceplene clinical trial in nonresponder hepatitis C patients and our agreement with Myriad Genetics related to the MX90745 series of caspase-inducer anti-cancer compounds. We cannot be certain that we will be able to maintain these collaborations or enter into any future collaborative arrangements, that any of our collaborations will be successful or that we will receive revenues from any of these collaborations. The success of these and any future collaborations will depend, in significant part, on our partners’ development and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. If our partners fail to conduct their activities in a timely manner, or at all, preclinical or clinical development of drug candidates under those collaborations could be delayed or terminated. The suspension or termination of our collaborations, the failure of our collaborations to be successful or the delay in the development or commercialization of drug candidates pursuant to our collaborations could harm our business.

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

Although we currently intend to market Ceplene in the United States, if it is approved by the FDA, through the recruitment of experienced marketing and sales personnel, we have never before marketed or sold any pharmaceutical product. In order to market or co-market Ceplene or certain other drug candidates, we will need to hire a significant number of people with relevant pharmaceutical experience to staff our sales force and marketing group, and possibly also to make appropriate arrangements with collaborative partners. If we cannot develop the required marketing and sales expertise both internally and through our partnering arrangements, our ability to generate revenue from product sales will likely suffer.

We intend to rely on collaborative partners to market and sell Ceplene in international markets, if approved for sale in such markets, and such arrangements may be sought to market certain other drug candidates in all markets. We have not yet entered into any collaborative arrangement with respect to marketing or selling Ceplene with the exception of agreements relating to Australia, New Zealand and Israel. We cannot guarantee that we will be able to enter into any such arrangements on terms favorable to us, or at all. If we are able to enter into marketing and selling arrangements with collaborative partners, we cannot assure you that such marketing collaborators will apply adequate resources and skills to their responsibilities, or that their marketing efforts will be successful. If we are unable to enter into favorable collaborative arrangements with respect to marketing or selling Ceplene or our marketing collaborators efforts are not successful, our ability to generate revenue from product sales will suffer.

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

We may not be able to successfully obtain reimbursement for Ceplene therapy offered under the treatment protocol approved by the FDA and efforts to obtain reimbursement may divert management’s attention and resources, which could adversely affect our business

In April 2004 we announced that our treatment protocol to provide our investigational drug Ceplene, in combination with IL-2, for the treatment of patients with advanced malignant melanoma, had been approved by the FDA. The treatment protocol allows us to provide expanded access of Ceplene to patients in the United States while investigation of the drug continues in our confirming Phase 3 clinical trial.  The FDA also agreed to allow reimbursement for study medication, which will allow us to recover costs associated with providing qualified patients access to Ceplene therapy.  The cost of providing the study medication is high and no assurances can be made that we will be successful in our efforts to obtain reimbursement for the study medication.  In addition, insurance companies typically do not reimburse for investigational medications.  If we are not successful in obtaining reimbursement for the study medication our financial position could suffer, and the efforts to obtain reimbursement may divert management’s attention and resources, which could adversely affect our business.  In addition, we may use contractors to assist us with obtaining reimbursement.  Accordingly, our success in obtaining reimbursement may be dependent upon the success of these outside parties in performing their responsibilities.  If our contractors do not perform their activities in an adequate or timely manner, we may not be successful at obtaining reimbursement.

We are not profitable and expect to continue to incur losses. If we do not become profitable, we may ultimately be forced to discontinue our operations.

We are a development-stage enterprise. We have experienced net losses every year since our inception. Our net losses applicable to common stock were $18.8 million and $20.3 million for the six months ended March 31, 2004 and 2003. As of March 31, 2004, we had an accumulated deficit of approximately $325.3 million. We anticipate incurring substantial additional losses over at least the next several years related to developing and testing our drug candidates and preparing for commercialization and planned market launches of our products. If we do not become profitable, our stock price will be negatively affected, and we may ultimately be forced to discontinue our operations. We may never generate product revenues or become profitable. We expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, some of which could be significant.

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

In October 2001 and May 2002, certain former shareholders of Cytovia, Inc. filed complaints in California Superior Court in San Diego, against us and two of our officers based on similar facts and circumstances, alleging fraud and negligent misrepresentation in connection with our acquisition of Cytovia. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that we have no liability for such claims and awarded recovery of our reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceedings. In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect. In January 2004, the plaintiffs filed a notice of appeal.

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

Our common stock currently trades on the Nasdaq National Market and on the OM Stockholm Exchange. Historically, our common stock has generally experienced relatively low daily trading volumes in relation to the aggregate number of shares outstanding. The Company currently has a $75 million shelf registration statement on file with the Securities and Exchange Commission.  Sales of substantial amounts of our common stock in the public market could adversely affect the prevailing market prices of our common stock and our ability to raise equity capital in the future.

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

Certain provisions of our charter and by-laws may make it more difficult for a third party to acquire control of us, even though such acquisition may be beneficial to our stockholders. These provisions include, but are not limited to:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is principally confined to its cash equivalents and investments that have maturities of less than three years. The Company maintains a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in its investment portfolio are not leveraged, are classified as available-for-sale and are subject to interest rate risk. The Company currently does not hedge interest rate exposure. A hypothetical ten percent change in interest rates during the quarter ended March 31, 2004 would have resulted in approximately a $40,000 change in net loss.  The Company has not used derivative financial instruments in its investment portfolio. There have been no significant changes in the types or maturities of investments held from September 30, 2003.

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

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego against the Company and two of its officers based on similar facts and circumstances, alleging fraud and negligent misrepresentation in connection with the Company’s acquisition of Cytovia.  A binding arbitration proceeding with the American Arbitration Association was held in May 2003.  The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that the Company has no liability for such claims and awarded recovery of the Company’s reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceeding.  In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect.  In January 2004, the plaintiffs filed a notice of appeal.

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

Item 4.  Submission of Matters to a Vote of Security Holders

a)                  The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on February 19, 2004.

b)                 At the Annual Meeting, the stockholders considered and approved the following proposals:

(i)     Election of Directors to serve until the 2007 Annual Meeting of Stockholders.  The stockholders voted to elect Per-Olof Mårtensson as a Director with 24,269,524 votes cast for the nominee.  A total of 58,493 of the shares had abstained. The stockholders voted to elect Larry G. Stambaugh as a Director with 24,238,489 votes cast for the nominee.  A total of 89,528 of the shares had abstained.  The stockholders voted to elect Wayne P. Yetter as a Director with 24,277,112 votes cast for the nominee.  A total of 50,905 of the shares had abstained.  There were no votes against, votes withheld or broker non-votes with respect to the election of any of the nominees.

(ii)    Approval of the amendment to the 2001 Incentive Stock Option Plan (the “Plan”) to increase the aggregate number of shares of the Company’s common stock authorized for issuance pursuant to the Plan from a total of 2,750,000 shares to 4,250,000 shares.  The stockholders approved the amendment to the Plan.  The proposal received 4,148,828 votes in favor, 794,287 votes against and 21,310 abstentions.  There were no votes withheld and there were 19,363,592 broker non-votes with respect to the proposal.

(iii)    Approval of the amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 40,000,000 to 60,000,000 shares.  The stockholders approved the amendment to the Certificate of Incorporation.  The proposal received 23,644,666 in favor, 696,138 against, and 17,084 abstentions.

(iv)   Ratification of Appointment of KPMG LLP as independent auditors of the Company for its fiscal year ending September 30, 2004.  The stockholders ratified the selection of KPMG LLP as the independent public auditors of the Company for the fiscal year ended September 30, 2004 with 24,297,906 votes cast for ratification, 43,207 votes against ratification and 15,775 abstentions.  There were no votes withheld or broker non-votes with respect to the proposal.

Item 6. Exhibits and Reports on Form 8-K

a)            Exhibits

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Certificate of Incorporation of Registrant. (2)
10.1	License Agreement dated March 1, 2004 between the Registrant and Shire BioChem, Inc.‡
10.2	Registrant’s 2001 Incentive Stock Option Plan, as amended. (3)
31.1	Certification by Larry G. Stambaugh, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Anthony E. Altig, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡                                          Confidential treatment has been requested with respect to deleted portions of this agreement.

(1)                                  Previously filed as Exhibit C with Registrant’s Definitive Proxy Statement filed with the SEC on January 16, 2004, and incorporated herein by reference.

(2)                                  Previously filed with Registrant’s Registration Statement on Form SB-2 (File No. 333-4854-LA) or amendments thereto, and incorporated herein by reference.

(3)                                  Previously filed with Registrant’s Registration Statement on Form S-8 (File No. 333-113326) on March 5, 2004, and incorporated herein by reference.

b)            Reports on Form 8-K

Date of Report	Description of Exhibit	Financial Statements Filed
February 3, 2004	Press Release: “Maxim	No
Pharmaceuticals Announces
Fiscal 2004 First Quarter
Financial Results”

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIM PHARMACEUTICALS, INC.
	By:	/s/ Anthony E. Altig
Anthony E. Altig,
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer duly authorized to sign on behalf of the registrant)
Date: May 7, 2004