Form 10-Q
period 2004-06-30
MAXIM PHARMACEUTICALS INC
filed 2004-08-06
CIK 1013351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of August 3, 2004 was 28,560,983.

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

INDEX

		Page

Part I–Financial Information
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets–June 30, 2004 and September 30, 2003	1
	Condensed Consolidated Statements of Operations–Three and Nine Months Ended June 30, 2004 and 2003 and from Inception (October 23, 1989) through June 30, 2004	2
	Condensed Consolidated Statements of Cash Flows–Nine Months Ended June 30, 2004 and 2003 and from Inception (October 23, 1989) through June 30, 2004	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
Part II–Other Information
Item 1.	Legal Proceedings	29
Item 6.	Exhibits and Reports on Form 8-K	30
SIGNATURES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	As of June 30 2004	As of September 30 2003
ASSETS
Current Assets:
Cash and cash equivalents	$12,774	$32,861
Investments in marketable securities, available for sale	48,790	58,468
Accrued interest and other current assets	1,930	2,210
Total current assets	63,494	93,539

Restricted cash and cash equivalents	3,500	3,500
Property and equipment, net	3,703	4,358
Patents and licenses, net	4,413	3,521
Note receivable from officer, net of allowance of $700,000	2,015	2,287
Deposits and other assets	273	142
Total assets	$77,398	$107,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,769	$5,141
Accrued expenses	4,177	3,805
Notes payable and current portion of long-term debt and obligations under capital leases	842	1,246
Provision for loan guarantee for officer	900	900
Deferred revenue	381	190
Total current liabilities	10,069	11,282

Long-term debt and obligations under capital leases, excluding current portion	196	828

Commitments and contingencies

Stockholders’ Equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2004 and September 30, 2003	—	—
Common stock, $.001 par value, 60,000,000 shares authorized; 28,423,242 and 27,951,059 shares issued and outstanding at June 30, 2004 and September 30, 2003, respectively	28	28
Additional paid-in capital	404,398	401,251
Deficit accumulated during the development stage	(336,993)	(306,504)
Accumulated other comprehensive income (loss)	(300)	462
Total stockholders’ equity	67,133	95,237
Total liabilities and stockholders’ equity	$77,398	$107,347

See Accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	Three Months Ended June 30		Nine Months Ended June 30		From Inception (October 23, 1989) Through June 30, 2004
	2004	2003	2004	2003

Collaboration and research revenue	$801	$1,300	$3,493	$2,341	$18,311

Operating expenses:
Research and development	9,883	11,583	27,578	29,812	243,358
Business development and marketing	1,086	360	2,377	1,078	24,048
General and administrative	1,836	2,255	5,191	6,102	45,538
Amortization of goodwill and other acquisition-related intangible assets	—	—	—	—	2,955
Purchased in-process technology	—	—	—	—	42,300
Provisions for note receivable and loan guarantee to/for officers	—	—	—	—	1,600
Total operating expenses	12,805	14,198	35,146	36,992	359,799

Loss from operations	(12,004)	(12,898)	(31,653)	(34,651)	(341,488)

Other income (expense):
Investment income	340	546	1,217	2,038	31,072
Gain on sale of assets	—	—	—	—	4,435
Interest expense	(14)	(31)	(56)	(98)	(2,850)
Other income (expense)	—	2	3	19	17
Total other income	326	517	1,164	1,959	32,674

Loss before cumulative effect of accounting change and preferred stock dividends	(11,678)	(12,381)	(30,489)	(32,692)	(308,814)

Cumulative effect of accounting change	—	—	—	—	(28,179)

Net loss before preferred stock dividends	(11,678)	(12,381)	(30,489)	(32,692)	(336,993)
Dividends on preferred stock	—	—	—	—	5,496

Net loss applicable to common stock	$(11,678)	$(12,381)	$(30,489)	$(32,692)	$(342,489)

Basic and diluted net loss per share of common stock	$(0.41)	$(0.53)	$(1.08)	$(1.40)

Weighted average shares outstanding	28,282,906	23,341,034	28,100,889	23,327,660

See Accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	Nine Months Ended June 30		From Inception (October 23, 1989) Through
	2004	2003	June 30, 2004
OPERATING ACTIVITIES:
Net loss	$(30,489)	$(32,692)	$(336,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,258	1,762	13,807
Stock contributions to 401(k) plan	—	46	643
Cumulative effect of accounting change	—	—	28,179
Stock-based compensation	332	78	1,720
Loss on disposal of property and equipment	20	6	309
Provisions for note receivable and loan guarantees to/for officers	—	—	1,600
Purchased in-process technology	—	—	44,946
Gain on sale of assets	—	—	(2,146)
Amortization of premium on investments	—	—	535
Cumulative effect of reorganization	—	—	1,153
Gain on sale of subsidiary	—	—	(2,288)
Other	—	—	160
Changes in operating assets and liabilities:
Accrued interest and other current assets	280	1,269	90
Deposits and other assets	(131)	3	(769)
Accounts payable	(1,372)	253	2,677
Accrued expenses	372	2,180	2,880
Deferred revenue	191	(237)	381
Net cash used in operating activities	(29,539)	(27,332)	(243,116)

INVESTING ACTIVITIES:
Purchases of marketable securities	(57,244)	(37,768)	(495,705)
Sales and maturities of marketable securities	66,160	51,345	447,118
Purchases of property and equipment	(457)	(683)	(11,349)
Additions to patents and licenses	(1,058)	(588)	(7,423)
Net proceeds from sale of assets	—	—	3,452
Cash acquired in acquisition of business	—	—	1,121
Net cash provided by (used in) investing activities	7,401	12,306	(62,786)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of stock options and warrants	2,815	318	280,530
Net proceeds from issuance of preferred stock	—	—	41,298
Payment of preferred stock dividends	—	—	(302)
Proceeds from issuance of notes payable and long-term debt	—	—	9,318
Restricted cash and cash equivalents	—	—	(3,500)
Payments on notes payable, long-term debt, and capital lease obligations	(1,036)	(1,110)	(9,605)
Proceeds from issuance of notes payable to related parties	—	—	4,982
Payments on notes payable to related parties	—	—	(1,330)
Loan to officer	272	122	(2,715)
Net cash provided by (used in) financing activities	2,051	(670)	318,676

Net increase (decrease) in cash and cash equivalents	(20,087)	(15,696)	12,774

Cash and cash equivalents at beginning of period	32,861	24,775	—

Cash and cash equivalents at end of period	$12,774	$9,079	$12,774

Noncash investing activities:
Acquisition of property and equipment under capital lease	$—	$51	$270
Increase (decrease) in fair value of securities available for sale	$(762)	$(390)	$(296)

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

The information at June 30, 2004 and for the three and nine months ended June 30, 2004 and 2003 and from inception (October 23, 1989) through June 30, 2004 is unaudited. In the opinion of the Company, these condensed consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the condensed consolidated financial position of the Company as of June 30, 2004 and September 30, 2003, and the condensed consolidated results of operations for the three and nine months ended June 30, 2004 and 2003 and from inception (October 23, 1989) through June 30, 2004. The condensed consolidated results of operations for the three and nine months ended June 30, 2004 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended September 30, 2003.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Option Plans-The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  Compensation expense associated with stock options to employees was $29,000 in the current quarter and $81,000 year-to-date.  Compensation expense to non-employees was $97,000 in the current quarter and $251,000 year-to-date.  There was no similar expense in the same periods in the prior year.

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

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net loss, as reported	$(11,678)	$(12,381)	$(30,489)	$(32,692)
Add: Total stock-based employee compensation expense determined under fair value based methods for all awards	(778)	(924)	(2,335)	(2,747)
Less: Compensation expense associated with stock options	29	—	81	—
Pro forma net loss	$(12,427)	$(13,305)	$(32,743)	$(35,439)

Net loss per share:
Basic and diluted - as reported	$(0.41)	$(0.53)	$(1.08)	$(1.40)
Basic and diluted - pro forma	$(0.44)	$(0.57)	$(1.17)	$(1.52)

The fair value of the stock options were estimated at the date of grant using the “Black-Scholes” method for option pricing and the following weighted-average assumptions were used for grants made during the three and nine months ended, June 30, 2004 and 2003, respectively:

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Risk free interest rate	1.94%	2.59%	2.20%	2.29%
Dividend Yield	0	0	0	0
Volatility Factor	75%	75%	75%	75%
Expected Life (in years)	3.09	4.50	3.59	3.76
Resulting average fair value	$4.37	$2.51	$4.35	$1.58

3.                                      TOTAL OTHER COMPREHENSIVE LOSS

Total other comprehensive loss for the three months ended June 30, 2004 and 2003 was $12,049,000 and $12,554,000, respectively.  Total other comprehensive loss for the nine months ended June 30, 2004 and 2003 was $31,251,000 and $33,082,000, respectively.  The difference between total other comprehensive loss and net loss attributable to common stock was comprised of unrealized gains and losses on available-for-sale securities.

4.                                      NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Basic net loss per share of common stock is computed by dividing the net loss after deduction of dividends on preferred stock by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by including the additional common shares issuable upon exercise of outstanding options and warrants in the basic weighted average share calculation unless the effect of their inclusion is antidilutive.  For the three and nine months ended June 30, 2004 and 2003, outstanding options and warrants totaled 5,602,000 and

3,991,000, respectively.  As these securities were antidilutive, diluted loss per share equaled basic loss per share in each respective period.

5.                                      DEFERRED RENT

In accordance with SFAS No.13, “Accounting for Leases”, the Company records operating lease rent expenses on a straight-line basis over the lease term, which causes the amount expensed in our financial statements to vary from the actual amounts paid during the period.  This variance is recorded as deferred rent and included in Accrued Expenses.  As of June 30, 2004 and 2003, the deferred rent balance was $658,000 and $251,000, respectively.

6.                                      RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified to conform with current period classifications.

7.                                      RELATED PARTY TRANSACTIONS

In December 2000, the Company entered into a $2.85 million full recourse secured revolving promissory note with an officer of the Company. The purpose of the agreement was to allow the repayment of margin loans associated with the exercise of stock options, the payment of income taxes associated with such exercises and the purchase of a residence.  The Board determined that it was in the Company’s best interest to provide the loan to the officer to avoid the necessity of selling personal holdings of the Company’s securities during a period of depressed market prices.  The note bears interest at an annual rate of 4.0% and is secured by the officer’s outstanding options and shares of common stock. During the quarter ended September 30, 2002, the Company determined that the note to the officer had become impaired because the Company determined that the officer did not have the ability to repay the loan in full when due.  Accordingly, the Company has not recorded interest income of $248,000 on the note subsequent to June 30, 2002 and has recorded an allowance on the note in the amount of $700,000.  The officer has paid the Company $394,000 related to the note which includes a $150,000 payment made in June 2004.  The entire outstanding balance of principal and interest was due on December 8, 2002.  As of the date the note came due, the officer did not have the liquid assets necessary to repay the loan.  The Company is reviewing its options and alternatives and intends to continue to pursue collection of the outstanding principal and interest on the loan.  As of June 30, 2004, the recorded outstanding principal and interest balance on the note was $2,015,000, net of the $700,000 allowance.

At June 30, 2004, the Company was a guarantor on $1,800,000 in loans, due in July 2004, made by a bank to an officer and two former officers of the Company. Under the guarantor agreement executed in July 2001, the Company granted the bank a security interest in a $1,800,000 certificate of deposit as collateral for the loans the bank made to the officers. The purpose of the bank loans was to allow the payment of income taxes associated with the exercise of stock options.  The Board determined that it was in the Company’s best interest to provide the guarantees to avoid the necessity of the officers selling personal holdings of the Company’s securities during a period of depressed market prices.  During the fourth quarter of fiscal year

2002, the Company determined that it was probable that one of the officers would not have the ability to repay his loan. Therefore, the Company recorded a provision for the guarantee and a liability in the amount of $900,000.  In July 2004, one former officer paid his loan in full and another former officer paid the bank $115,000 resulting in an unpaid balance of $56,000 on his loan.  In addition, as of the date the loan came due, a current officer did not have the assets necessary to pay his loan in full.  The officer paid $300,000 on his loan.  As a result the bank liquidated $952,000 of the Company’s certificate of deposit to satisfy the loans.  The Company does not hold any assets as collateral from the officer or former officer.  The Company does not expect to incur losses exceeding amounts previously provided for and is reviewing its options and alternatives, has full recourse and intends to continue to pursue collection of the $952,000 from the officer and former officer.

8.                                      CONTINGENCIES

On December 14, 2000, plaintiff Blake Martin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company and two officers of the Company, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. In December 2003, the United States Federal Court granted the Company’s motion to dismiss the lawsuit with prejudice and without leave to amend, which was the third dismissal by the court in the case.  On December 30, 2003, plaintiff Blake Martin exercised his right to appeal the decision of the United States District Court for the Southern District of California to the Ninth Circuit Court of Appeals.  That appeal has been dropped, ending the litigation in favor of the Company.

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego against the Company and two of its officers based on similar facts and circumstances, alleging fraud and negligent misrepresentation in connection with the Company’s acquisition of Cytovia.  A binding arbitration proceeding with the American Arbitration Association was held in May 2003.  The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that the Company has no liability for such claims and awarded recovery of the Company’s reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceeding.  In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect.  In June 2004, the plaintiffs filed an Appeal, which the Company is vigorously opposing.  No amounts have been recorded in the Company’s financial statements related to the recovery of these expenses.

The Company believes that the claims set forth in the pending complaint by the former shareholders of Cytovia are without merit, and it intends to engage in a rigorous defense against such claims.  No assurances can be made that the Company will be successful in its defense of the pending claims. If the Company is not successful in its defense of such claims, the Company could be forced to make significant payments to the plaintiffs and defense lawyers, and such payments could have a material adverse effect on the Company’s business, financial condition and results of operations if not covered by the Company’s insurance carrier. Even if the Company’s defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect the Company’s business.

As discussed in Footnote 7, Related Party Transactions, the Company has a $2,015,000 note receivable from an officer, net of a $700,000 allowance against the note.

9.                                      SUBSEQUENT EVENT

As discussed in Footnote 7, Related Party Transactions, in July 2004, $1,800,000 in loans made by a bank to one officer and two former officers of the Company for which the Company was a guarantor were due.  In July 2004, one former officer paid his loan in full and another former officer paid the bank $115,000 resulting in an unpaid balance of $56,000 on his loan.  In addition, as of the date the loan came due, a current officer did not have the assets necessary to pay his loan in full.  The officer paid $300,000 on his loan.  As a result the bank liquidated $952,000 of the Company’s certificate of deposit to satisfy the loans.  The Company does not hold any assets as collateral from the officer or former officer.  The Company does not expect to incur losses exceeding amounts previously provided for and is reviewing its options and alternatives, has full recourse and intends to continue to pursue collection of the $952,000 from the officer and former officer.

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

Our lead drug candidate Ceplene™ (histamine dihydrochloride) is designed to prevent or reverse damage associated with oxidative stress, thereby protecting critical cells and tissues. Because Ceplene modulates basic immune functions, it has the potential to be used in the treatment of a broad range of diseases in which oxidative stress plays an important role. More than 2,000 patients have participated in our 17 completed and ongoing clinical trials of Ceplene, conducted in 20 countries.  The clinical trials involve the following diseases:

•                  Life-threatening cancers, such as advanced malignant melanoma (the most deadly form of skin cancer), acute myeloid leukemia (the most common form of acute leukemia in adults) and renal cell carcinoma (kidney cancer); and

•                  Hepatitis C, the most common blood-borne virus in the United States.

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

In April 2004, we announced that our treatment protocol to provide our investigational drug Ceplene, in combination with IL-2, for the treatment of patients with advanced malignant melanoma, had been approved by the U.S. Food and Drug Administration (FDA). The treatment protocol allows us to provide expanded access of Ceplene to patients in the United States while investigation of the drug continues in the Company’s confirming Phase 3 clinical trial.  Although the FDA agreed to allow reimbursement for the study medication under the treatment protocol, we have determined that we will not seek reimbursement for providing patients access to Ceplene under the treatment protocol.

In May 2004, we announced the results of our international Phase 3 clinical trial testing the combination of Ceplene plus IL-2 in 320 patients with acute myeloid leukemia (AML) in complete remission.  The primary endpoint of the Phase 3 trial was achieved using intent-to-treat analysis, as patients treated with the Ceplene/IL-2 combination therapy experienced a statistically significant (p=0.0026) increase in leukemia-free survival compared to patients in the control arm of the trial as assessed by the stratified log-rank test.  AML patients are typically treated with chemotherapy to achieve disease remission, but the majority of patients will ultimately relapse.  The prognosis for AML patients after relapse is dismal, with few long-term survivors.  The Ceplene therapy treats patients during remission (after chemotherapy) with the goal to increase their remission period and prevent relapses.  We currently plan to use the results from the Phase 3 AML trial to pursue expanded labeling for the Ceplene/IL-2 combination after the potential approval of Ceplene for the treatment of advanced malignant melanoma.

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

CRITICAL ACCOUNTING POLICIES

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosure of contingent assets and liabilities. These estimates include useful lives for fixed assets, useful lives for intellectual property, estimated lives for license agreements, revenue recognition, allowance for notes receivable, valuation of intellectual property, and estimates for clinical trial expenses incurred but not yet billed.  On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Under different assumptions or conditions these estimates may vary significantly. In addition, actual results may differ materially from these estimates.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Revenue Recognition.  Revenue is generally recognized when all of the following criteria are met: persuasive evidence that an arrangement exists; services have been rendered and are non-refundable; the price is fixed and determinable and collection is reasonably assured.  All multiple deliverable arrangements are reviewed by the Company for separability in accordance with EITF 00-21.  If the separability criteria are met, non-refundable upfront technology access fees are accounted for separately.  Upfront technology access fees which are not considered separable from the related research fees are recognized as revenue over the applicable research period as research activities are performed. Milestone payments are recognized when earned and collectibility is assured provided that the milestone events are substantive and their achievability is not reasonably assured at the inception of the agreement. Amounts received but unearned are recorded as deferred revenue.  Certain collaborative agreements provide the Company donated materials and services which are recorded when used at the fair market value of the material received or the service provided.  Grant funding is recognized as revenue when earned.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003

Collaboration and Research Revenue.  For the quarter ended June 30, 2004, collaboration and research revenue was $801,000, a decrease of $499,000 or 38% compared to the same period in the prior year.  The decrease is primarily attributable to a decrease of $924,000 in donated drugs and services from Schering on our Phase 2 study (MP-8899-0406 or the Phase 2 triple-drug trial in nonresponder HCV patients) due to a lower number of patients in the treatment phase of the trial.    The Schering agreement provided $131,000 of revenue in the current quarter, compared to $1,055,000 of revenue in the same period in the prior year.  This decrease is offset by an increase of $500,000 of revenue from the Myriad Genetics, Inc. (Myriad) collaboration that we entered into in November 2003.  Other revenue recognized during the current quarter amounted to $170,000 from a license and research agreement with Celera Genomics Corporation and a grant from the National Institute of Health.  In the prior year, these agreements generated $245,000 of revenue.

For the nine months ended June 30, 2004, collaboration and research revenue was $3,493,000, an increase of $1,152,000 or 49% over the same period in the prior year.  This increase was primarily attributable to $1,233,000 of research and license revenue from our collaboration with Myriad.  Additionally, we experienced an increase in donated drugs and services from Schering in our Phase 2 study (MP-8899-0406) that resulted in $1,824,000 of revenue in the current year versus $1,606,000 in revenue during the same period in the prior year.  Other revenue recognized during the current year amounted to $436,000 from license and research agreements with Celera Genomics Corporation and a grant from the National Institute of Health.  In the prior year these agreements generated $735,000 of revenue.

Research and Development Expenses.  Research and development expenses for the quarter ended June 30, 2004 totaled $9,883,000, a decrease of $1,700,000 or 15% over the same period in the prior year.  This decrease was primarily the result of decreased expenses from the current stage of our Phase 2 study (MP-8899-0406) and Phase 3 study (MP-8899-0104), which is also known as the Phase 3 advanced malignant melanoma trial in patients with liver involvement.

Research and development expenses for the nine months ended June 30, 2004 totaled $27,578,000, a decrease of $2,234,000 or 7% over the same period in the prior year.  This decrease was primarily the result of decreased expenses from the current stage of our Phase 2 study (MP-8899-0406) and Phase 3 study (MP-8899-0104).  In the future we expect to continue incurring substantial additional research and development expenses due to:

•                  preclinical and clinical testing of our product candidates;

•                  expansion of or additional research and development programs; and

•                  regulatory-related expenses.

Business Development and Marketing Expenses.  Business development and marketing expenses for the quarter ended June 30, 2004 were $1,086,000, an increase of $726,000 or 202% over the same period of the prior year.  For the nine months ended June 30, 2004, business development and marketing expenses were $2,377,000, an increase of $1,299,000 or 121% over the same period in the prior year.  These increases are due to an increase in premarketing activities associated with the potential market launch of Ceplene.  Business development and marketing expenses are expected to increase in the future to support marketing and administrative activities related to the potential commercialization of Ceplene as well as our other product candidates.

General and Administrative Expenses.  For the quarter ended June 30, 2004, general and administrative expenses were $1,836,000, a decrease of $419,000 or 19% from the same period in the prior year.  For the nine months ended June 30, 2004, general and administrative expenses were $5,191,000, a decrease of $911,000 or 15% from the same period in the prior year.  These decreases are a result of decreased legal expenses.

Other Income.  Investment income was $340,000 for the quarter ended June 30, 2004, a decrease of $206,000 or 38% from the same period in the prior year.  Investment income was $1,217,000 for the nine months ended June 30, 2004, a decrease of $821,000 or 40% from the same period in the prior year.  This decrease was a result of a decrease in our cash and short-term securities investment balances and in the rate of interest earned on our investments.

Net Loss Applicable to Common Stock.  Net loss applicable to common stock for the quarter ended June 30, 2004 totaled $11,678,000, a decrease of $703,000 or 6% from the same period in the prior year. This decrease was primarily a result of decreases in research and development expenses and general and administrative expenses, partially offset by the increase in business development and marketing expenses, as described above.

Net loss applicable to common stock for the nine months ended June 30, 2004 totaled $30,489,000, a decrease of $2,203,000 or 7% from the same period in the prior year.  This decrease was primarily a result of the decrease in research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the sale of its equity securities, including an initial public offering in 1996, an international follow-on public offering in 1997, private offerings of preferred stock in July and November 1999, a follow-on public offering in February 2000, and a private placement of common stock in September 2003, that provided total net proceeds of approximately $322 million.

Until required for operations, the Company’s policy under established guidelines is to keep its cash reserves in bank deposits, corporate debt securities, United States government instruments and other readily marketable debt instruments, all of which are investment-grade quality.  As of June 30, 2004, the Company had cash, cash equivalents and investments (including restricted cash of $3.5 million) totaling approximately $65.1 million compared with $94.8 million at September 30, 2003.  As of June 30, 2004, the Company had working capital of approximately $53.4 million compared with $82.3 million at September 30, 2003.  The decrease in the Company’s cash, cash equivalents and short-term investments, and working capital was primarily due to day-to-day operating expenses relating to research and development activities.

In December 2000, the Company entered into a $2.85 million full recourse secured revolving promissory note with an officer of the Company.  The note bears interest at an annual rate of 4.0% and is secured by the officer’s outstanding options and shares of common stock. During the quarter ended September 30, 2002, the Company determined that the note to the officer had become impaired because the Company determined that the officer did not have the ability to repay the loan in full when due.  Accordingly, the Company has not recorded interest income of $248,000 on the note subsequent to June 30, 2002, and has recorded an allowance on the note in the amount of $700,000.  The officer has paid the Company $394,000 related to the note which includes a $150,000 payment made in June 2004.  The entire outstanding balance of principal and interest was due on December 8, 2002.  As of the date the note came due, the officer did not have the liquid assets necessary to repay the loan.  The Company is reviewing its options and alternatives and intends to continue to pursue collection of the outstanding principal and interest on the loan.

At June 30, 2004, the Company was a guarantor on $1,800,000 in loans, due in July 2004, made by a bank to an officer and two former officers of the Company. Under the guarantor agreement executed in July 2001, the Company granted the bank a security interest in a $1,800,000 certificate of deposit as collateral for the loans the bank made to the officers. The purpose of the bank loans was to allow the payment of income taxes associated with the exercise of stock options.  The Board determined that it was in the Company’s best interest to provide the guarantees to avoid the necessity of the officers selling personal holdings of the Company’s securities during a period of depressed market prices.  During the fourth quarter of fiscal year 2002, the Company determined that it was probable that one of the officers would not have the ability to repay his loan. Therefore, the Company recorded a provision for the guarantee and a liability in the amount of $900,000.  In July 2004, one former officer paid his loan in full and another former officer paid the bank $115,000 resulting in an unpaid balance of $56,000 on his loan.  In addition, as of the date the loan came due, a current officer did not have the assets necessary to pay his loan in full.  The officer paid $300,000 on his loan.  As a result the bank liquidated $952,000 of the Company’s certificate of deposit to satisfy the loans.  The Company does not hold any assets as collateral from the officer or former officer.  The Company does not expect to incur losses exceeding amounts previously provided for and is reviewing its options and alternatives, has full recourse and intends to continue to pursue collection of the $952,000 from the officer and former officer.

The Company has term loans with a bank totaling $1,014,000 at June 30, 2004, the proceeds of which were used to finance capital expenditures.  The term loan agreements contain customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified liquidity terms and the maintenance of the Company’s principal depository and operating accounts with the bank.  In addition, the Company has the choice to either maintain a minimum aggregate balance of $3,500,000 at the institution or to pay the bank a quarterly fee of $2,500.  During the nine months ended June 30, 2004, the Company maintained the minimum aggregate balance noted above at the bank and was in compliance with all covenants.

The following table summarizes our contractual obligations as of June 30, 2004:

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

CONTRACTUAL OBLIGATIONS
Debt	$1,014	$824	$190	$—	$—
Guarantee on Officer Loans	900	900	—	—	—
Capital Lease Obligations	24	18	6	—	—
Operating Lease Obligations	11,150	2,074	3,849	3,565	1,662

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

We believe that our available cash, cash equivalents and investments at June 30, 2004 will be sufficient to satisfy our funding needs for at least the next 12 months.  To meet its cash requirements, the Company may pursue the issuance of additional equity securities and corporate collaborative agreements. In December 2003, the Company filed a shelf registration statement, which will allow the Company to raise up to $75 million through the sale of various securities in one or more offerings in the future.  Specific prices and terms will be determined at the time of any offering.  The issuance of additional equity securities, if any, could result in substantial dilution to the Company’s stockholders. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. The failure to fund the Company’s capital requirements would have a material adverse effect on its business, financial condition and results of operations.

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

IMPACT OF INFLATION

The impact of inflation on the operations of the Company for the three and nine months ended June 30, 2004 and 2003 was not material.

RECENT ACCOUNTING PRONOUNCEMENTS

                In March 2004, the FASB's Emerging Issues Task Force issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which requires disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as providing guidance for evaluating whether an investment is other-than-temporarily impaired.  The EITF is effective for reporting in the Company’s September 30, 2004 financial statements.  The adoption of this EITF is not expected to have a material impact on the Company’s consolidated financial statements.

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

We are a development-stage enterprise. We have experienced net losses every year since our inception. Our net losses applicable to common stock were $30.5 million and $32.7 million for the nine months ended June 30, 2004 and 2003. As of June 30, 2004, we had an accumulated deficit of approximately $337 million. We anticipate incurring substantial additional losses over at least the next several years related to developing and testing our drug candidates and preparing for commercialization and planned market launches of our products. If we do not become profitable, our stock price will be negatively affected, and we may ultimately be forced to discontinue our operations. We may never generate product revenues or become profitable. We expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, some of which could be significant.

We will need to raise additional funds in the future. If we are unable to obtain the funds necessary to continue our operations, we will be required to delay, scale back or eliminate one or more of our drug development programs.

We have already spent substantial funds developing our potential products and business. We expect to continue to have negative cash flow from our operations for at least the next several years. In addition, although the FDA agreed to allow reimbursement for the study medication under our treatment protocol, we have determined that we will not seek reimbursement for providing patients access to Ceplene under the treatment protocol.  We will have to raise additional funds to complete the development of our drug candidates and to bring them to market. Our future capital requirements will depend on numerous factors, including:

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

Our success may depend, in part, on the extent to which reimbursement for the costs of therapeutic product candidates and related treatments will be available from third-party payors such as United States and similar international government health administration authorities, private health insurers, managed care programs and other organizations. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators and third-party health care payors to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain products and product candidates. For example, in July 2004, the Centers for Medicare and Medicaid Services (CMS) posted a proposed rule outlining revisions to payment policies under the physician fee schedule for calendar year 2005 which would implement many provisions of the Medicare Prescription Drug, Improvement and Modernization Act (MMA) of 2003.  The proposed rule makes changes to the payment policy and may impact the reimbursement of oncology products.  If the proposed rule is implemented, the amount we may be reimbursed for Medicare and Medicaid patients using our products could be negatively affected, and this could, in turn, impact the amount of reimbursement from other healthcare payors and the prices of our products.  We cannot guarantee that similar United States federal or state or similar international health care legislation and policies will not be adopted in the future or that any product candidates sought to be commercialized by us will be considered cost-effective or that adequate third-party insurance coverage will be available for us to establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. Moreover, the existence or threat of cost control measures could have an adverse effect on the willingness of potential collaborators to pursue research and development programs related to our product candidates.

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

We have been named as a defendant in litigation that could result in substantial costs and divert management’s attention and resources.

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego, against us and two of our officers, alleging fraud and negligent misrepresentation in connection with our acquisition of Cytovia. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that we have no liability for such claims and awarded recovery of our reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceedings. In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect. In June 2004, the plaintiffs filed an Appeal, which the Company is vigorously opposing.

No assurances can be made that we will be successful in our defense of the pending claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to the plaintiffs and defense lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

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

Our charter documents give our board of directors the authority to issue a series of preferred stock without a vote or action by our stockholders. The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock. For example, a series of preferred stock may be granted the right to receive a liquidation preference—a pre-set distribution in the event of a liquidation—that would reduce the amount available for distribution to holders of common stock. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is principally confined to its cash equivalents and investments that have maturities of less than three years. The Company maintains a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in its investment portfolio are not leveraged, are classified as available-for-sale and are subject to interest rate risk. The Company currently does not hedge interest rate exposure. A hypothetical ten percent change in interest rates during the quarter ended June 30, 2004 would have resulted in approximately a $35,000 change in net loss.  The Company has not used derivative financial instruments in its investment portfolio. There have been no significant changes in the types or maturities of investments held from September 30, 2003.

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

PART II–OTHER INFORMATION

Item 1.  Legal Proceedings

On December 14, 2000 plaintiff Blake Martin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company and two officers of the Company, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. In December 2003, the United States Federal Court granted the Company’s motion to dismiss the lawsuit with prejudice and without leave to amend, which was the third dismissal entered by the court in the case.  On December 30, 2003, plaintiff Blake Martin exercised his right to appeal the decision of the United States District Court for the Southern District of California to the Ninth Circuit Court of Appeals.  That appeal has been dropped, ending the litigation in favor of the Company.

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego against the Company and two of its officers based on similar facts and circumstances, alleging fraud and negligent misrepresentation in connection with the Company’s acquisition of Cytovia.  A binding arbitration proceeding with the American Arbitration Association was held in May 2003.  The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that the Company has no liability for such claims and awarded recovery of the Company’s reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceeding.  In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect.  In June 2004, the plaintiffs filed an Appeal, which the Company is vigorously opposing.

The Company believes that the claims set forth in the pending complaint by the former shareholders of Cytovia are without merit, and it intends to engage in a rigorous defense against such claims.  No assurances can be made that the Company will be successful in its defense of the pending claims. If the Company is not successful in its defense of such claims, the Company could be forced to make significant payments to the plaintiffs and defense lawyers, and such payments could have a material adverse effect on the Company’s business, financial condition and results of operations if not covered by the Company’s insurance carrier. Even if the Company’s defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect the Company’s business.

Item 6. Exhibits and Reports on Form 8-K

a)            Exhibits

10.1	First Amendment of Standard Office Lease dated April 30, 2004 between Alecta Pensionsförsäkring, Ömsesidigt, a Swedish Company, as Landlord, and the Registrant.
31.1	Certification by Larry G. Stambaugh, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Anthony E. Altig, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

Date of Report	Description of Exhibit	Financial Statements Filed
May 4, 2004	Press Release: “Maxim	No
Pharmaceuticals Announces
2004 Second Quarter
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
Date: August 6, 2004