Form 10-Q/A
period 2004-06-30
MAXIM PHARMACEUTICALS INC
filed 2004-11-24
CIK 1013351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Maxim Pharmaceuticals, Inc.

EXPLANATORY NOTE

This amendment to Part I, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 is being filed solely to correct an inadvertent typographical error that appeared on page 10 of the original Quarterly Report.  In a press release dated May 12, 2004, the Company reported the results of an international Phase 3 trial testing the combination of Ceplene plus IL-2 for the treatment of patients with acute myeloid leukemia in complete remission.  In its press release, the Company reported that the primary endpoint of the trial was achieved using intent-to-treat analysis, as patients treated with the Ceplene/IL-2 combination therapy experienced a statistically significant (p=0.026) increase in leukemia-free survival compared to patients in the control arm of the trial.  Those results were reported in the Company’s Form 10-Q filed on August 6, 2004, however, the p-value was inadvertently shown as “(p=0.0026)”.  This amendment to the Company’s Form 10-Q corrects that typographical error.  No other revisions have been made to the Company’s Form 10-Q.

PART I. FINANCIAL INFORMATION

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

In May 2004, we announced the results of our international Phase 3 clinical trial testing the combination of Ceplene plus IL-2 in 320 patients with acute myeloid leukemia (AML) in complete remission.  The primary endpoint of the Phase 3 trial was achieved using intent-to-treat analysis, as patients treated with the Ceplene/IL-2 combination therapy experienced a statistically significant (p=0.026) increase in leukemia-free survival compared to patients in the control arm of the trial as assessed by the stratified log-rank test.  AML patients are typically treated with chemotherapy to achieve disease remission, but the majority of patients will ultimately relapse.  The prognosis for AML patients after relapse is dismal, with few long-term survivors.  The Ceplene therapy treats patients during remission (after chemotherapy) with the goal to increase their remission period and prevent relapses.  We currently plan to use the results from the Phase 3 AML trial to pursue expanded labeling for the Ceplene/IL-2 combination after the potential approval of Ceplene for the treatment of advanced malignant melanoma.

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

PART II.                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)            Exhibits

10.1	First Amendment of Standard Office Lease dated April 30, 2004 between Alecta Pensionsförsäkring, Ömsesidigt, a Swedish Company, as Landlord, and the Registrant. (1)
31.1	Certification by Larry G. Stambaugh, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification by Anthony E. Altig, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.3

Certification by Larry G. Stambaugh, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, related to this amendment to Form 10-Q.

31.4

Certification by John D. Prunty, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, related to this amendment to Form 10-Q.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)                                  Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

b)  Reports on Form 8-K

Date of Report	Description of Exhibit	Financial Statements Filed
May 4, 2004	Press Release: “Maxim	No
Pharmaceuticals Announces
2004 Second Quarter
Financial Results”

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIM PHARMACEUTICALS, INC.
	By:	/s/ John D. Prunty
John D. Prunty
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer duly authorized to sign on behalf of the registrant)
Date: November 24, 2004