Form 10-K
period 2004-09-30
MAXIM PHARMACEUTICALS INC
filed 2004-12-13
CIK 1013351

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the voting common equity held by persons considered by the registrant for this purpose to be non-affiliates of the registrant was approximately $240,010,382 on March 31, 2004, when the closing price of such stock, as reported on the Nasdaq National Market, was $8.56. This number is provided only for the purposes of this report and does not represent an admission by either the Registrant or any such person as to the status of such person.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of December 2, 2004 was 28,561,091.

DOCUMENTS INCORPORATED BY REFERENCE

1.                                       Certain portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2004, are incorporated into Part II hereof.

2.                                       Certain portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on February 18, 2005 to be filed with the Securities and Exchange Commission within 120 days after September 30, 2004, are incorporated into Part III hereof.

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are characterized by future or conditional verbs and include, but are not limited to, statements regarding the results of product development efforts, clinical trials and applications for marketing approval of pharmaceutical products, and the scope and success of future operations. Such statements are only predictions and our actual results may differ materially from those anticipated or projected in these forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under “Risk Factors” and elsewhere in this Form 10-K for the year ended September 30, 2004, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel, the need for additional financing, and the dependence upon collaborative partners. We do not assume any obligation to update forward-looking statements as circumstances change.

PART I

ITEM 1. BUSINESS

Maxim Pharmaceuticals, Inc. is referred to throughout this report as “Maxim”, the “Company”, “we” or “us.”

Overview

We are a global biopharmaceutical company with a diverse pipeline of therapeutic candidates for life-threatening cancers and liver diseases.  Our research and development programs are designed to offer hope to patients by developing safe and effective therapeutic candidates that have the potential to extend survival while maintaining quality of life.

Ceplene™ (histamine dihydrochloride), our lead drug candidate, is an immune-modulator based on the naturally occurring molecule histamine that reverses immune suppression and protects critical immune cells. Because Ceplene modifies basic immune functions, it has the potential to be used in a broad range of diseases.  More than 2,000 patients have participated in our 17 completed and ongoing clinical trials of Ceplene, conducted in 20 countries.  Clinical trials completed to date suggest that Ceplene can be safely self-administered by most patients in their own homes.  Other histamine based therapeutic candidates being developed by Maxim complement our Ceplene program.

Additionally, Maxim is developing small-molecule apoptosis modulators for cancer, cardiovascular disease and degenerative diseases. To date, this program has identified several families of compounds with potentially novel mechanisms that induce apoptosis, also known as programmed cell death, in cancer cells.  Four compounds from within these families have progressed to lead drug candidate status with identified molecular targets after additional pre-clinical research studies.

Ceplene, the apoptosis compounds, and other histamine based compounds, are investigational drugs and have not been approved by the United States Food and Drug Administration, or FDA, or any international regulatory agency.

Corporate Development Update

In 2004, we announced data from our Phase 3 clinical trial programs investigating Ceplene therapy in advanced stage malignant melanoma, the most deadly form of skin cancer, and acute myeloid leukemia, or AML, the most common adult acute leukemia.  In May 2004, we reported positive results from our randomized and controlled Phase 3 trial investigating Ceplene plus Interleukin-2, or IL-2, in the treatment of AML patients in complete remission. Results demonstrated that subjects treated with Ceplene plus IL-2 experienced a statistically significant benefit in leukemia-free survival, the primary endpoint, compared with subjects in the control arm.  In September 2004, we announced that our confirmatory Phase 3 trial of the investigational drug Ceplene in combination with IL-2 for the treatment of advanced malignant melanoma patients with liver metastases, or the M0104 trial, failed to demonstrate an improvement in overall patient survival, the primary endpoint.

In connection with the negative M0104 trial, we withdrew our pending United States New Drug Application, or NDA, seeking approval of Ceplene therapy to treat advanced malignant melanoma patients with liver metastases.  Our Ceplene treatment protocol, approved by the FDA in April 2004 to allow Maxim to provide expanded access of Ceplene therapy to advanced malignant melanoma patients while investigation of the drug continued in the M0104 trial, will also close as a result of the negative clinical trial results. Maxim is also withdrawing its European Centralized Procedure Marketing Authorization Application for Ceplene.

Because advanced malignant melanoma was our most advanced program from a regulatory standpoint, the negative clinical results prompted us to review our strategy and objectives, as well as our operations and resources.  Our review resulted in a restructuring plan to reduce expenses, primarily through a workforce reduction of approximately 50%, and to focus on pursuing regulatory submissions seeking approval of Ceplene to treat AML patients in complete remission, and other programs and opportunities that management believes are most likely to provide shareholder value, including our apoptosis modulator discovery program, and our hepatitis C and renal cell carcinoma clinical programs.

The plan also provides for us to independently advance one of our apoptosis towards an Investigational New Drug Application with the FDA.  Our Apoptosis Modulator Discovery Platform has identified a series of novel cancer drug candidates that are potent inducers of apoptosis, also known as programmed cell death. The compounds were identified through our proprietary high-throughput screening technology that uses a unique live cell screening assay. We have screened approximately one million compounds and have identified several compound families with potentially novel mechanisms that induce apoptosis in cancer cells.  Four compounds from within these families have progressed to lead drug candidate status with identified molecular targets.

Histamine:  Broad Therapeutic Potential

Overview

A substantial body of research suggests that the immune system’s ability to destroy virally infected cells and cancer cells is suppressed by oxygen free radicals released by certain immune cells. This process is commonly referred to as oxidative stress. Oxidative stress, which is implicated in numerous diseases, can not only suppress the immune system, but it can cause tissue damage, including liver damage in patients with hepatitis and other chronic liver diseases.  Research has demonstrated that histamine can help prevent the production and release of oxygen free radicals, thereby reducing oxidative stress.  Accordingly, histamine based treatment has the potential to prevent or reverse damage induced by oxidative stress, thereby protecting critical cells and tissue, including immune cells.

Because histamine based treatment can potentially modulate basic immune functions, it has the potential to be used in a broad range of diseases in which oxidative stress plays an important role. More than 2,000 patients have participated in our 17 completed and ongoing clinical trials of Ceplene.  The results of our completed clinical trials, which have been conducted in 20 countries, suggest that Ceplene can be safely self-administered by most patients in their own homes.

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

Reversing Immune Suppression:  Two kinds of immune cells, Natural Killer, or NK, cells and cytotoxic T cells, possess an ability to kill and support the killing of cancer cells and virally infected cells. Natural Killer/T cells, or NK/T cells, a form of NK cells that are commonly found in the liver, also have anti-cancer and anti-viral properties. Much of the current practice of immunotherapy is based on treatment with cytokines such as interferon, or IFN, and IL-2, proteins that stimulate NK, T and NK/T cells.

Research has shown that phagocytic cells (including monocytes, macrophages and neutrophils), a type of white blood cell typically present in large quantities in virally infected liver tissue and in sites of malignant cell growth, release reactive oxygen free radicals and have been shown to inhibit the cell-killing activity of human NK cells and T cells. In preclinical studies, human NK, T, and liver-type NK/T cells have been shown to be sensitive to oxygen free radical-induced apoptosis when these immune cells were exposed to phagocytes. The release of free radicals by phagocytes results in apoptosis, or programmed cell death, of NK, T and NK/T cells, thereby destroying their cytotoxic capability and rendering the immune response against the tumor or virus largely ineffective. In addition, the liver-type NK/T cells have been shown to be particularly susceptible to oxygen free radical induced apoptosis.

Histamine, a natural molecule present in the body, and other molecules in the class known as histamine type-2, or H2, receptor agonists, bind to the H2 receptor on the phagocytes, temporarily preventing the production and release of oxygen free radicals. By preventing the production and release of oxygen free radicals, histamine based therapeutics may protect NK, T, and liver-type NK/T cells. This protection may allow immune-stimulating agents, such as IL-2 and IFN-alpha, to activate NK cells, T cells and NK/T cells more effectively, thus enhancing the killing of tumor cells or virally infected cells.

Preventing Oxidative Damage  Most acute and chronic liver diseases have oxidative damage as a common feature of their pathology. Phagocytic cells and Kupffer cells, both typically present in large quantities in virally infected liver tissue, release oxygen free radicals in response to infections or other factors. Research suggests that oxygen free radicals cause much of the cell damage in the liver common to hepatitis, alcohol-induced liver damage and other liver diseases. By preventing the production and release of oxygen free radicals by phagocytic and Kupffer cells, histamine based therapeutics may prevent and reverse oxidative damage to the liver.

The intellectual property protection surrounding our histamine technology now includes 33 United States patents and 18 pending United States patent applications, with corresponding patents issued or pending in the international markets. Claims include the therapeutic administration of histamine or any H2 receptor agonist in the treatment of cancer, infectious diseases and other diseases, either alone or in combination therapies, the novel synthetic method for the production of pharmaceutical-grade histamine dihydrochloride, the mechanism of action including the binding receptor and pathway, and the rate and route of administration.

Potential Benefits of Histamine Based Therapy

The results from our clinical development program and other research suggest that histamine based therapeutics, such as Ceplene, may be integral in the growing trend toward combination therapy for certain cancers and infectious diseases and may offer a number of important clinical and commercial advantages relative to current therapies or approaches, including:

•  Extending leukemia free survival in AML. Our Phase 3 acute myeloid leukemia trial, or M0201 trial, of Ceplene have provided potential evidence of improved therapeutic benefit over the standard of care.

•  Response rates in hepatitis C. Our Phase 2 hepatitis C trial, or M0405 trial, suggests that Ceplene plus IL-2 may have the potential to increase sustained viral response rates in some treatment-naïve hepatitis C patients.

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

Ceplene Clinical Trial Status

The table below summarizes our current and completed clinical trial activities for each disease we have targeted or may target in the future with Ceplene.

Indication	Trial Number	Trial Phase	Number Patients	Status	Location

Advanced Malignant Melanoma	MP-8899-0104	Phase 3 controlled	230	Completed	United States, Europe & Canada
	MP-US-M01	Phase 3 controlled	305	Completed	United States
	MP-MA-0102	Phase 3 controlled	241	Completed	Europe, Australia, Canada & Israel
	MP-MA-0103	Phase 2 single arm	163	Completed	United States
	MP-S01 Investigator Study	Phase 2	42	Completed	Europe

	MM-2 Investigator Study	Phase 2 low-dose	27	Completed	Europe
	MM-1 Investigator Study	Phase 2 high-dose	17	Completed	Europe

Acute Myeloid Leukemia	MP-MA-0201	Phase 3 controlled	320	Completed	United States, Europe, Australia, Canada, Israel & New Zealand
	AML1 Investigator Study	Phase 2 single arm	39	Completed	Europe

Renal Cell Carcinoma	MP-MA-SO2 Investigator Study	Phase 2 controlled	41	In follow up	Europe
	MP-MA-SO4 Investigator Study	Phase 2 controlled	63	In follow up	Europe
	I-318-MA Investigator Study	Phase 2 single arm	48	Completed	Europe

Multiple Myeloma		Phase 1 single arm	7	Completed	Europe

Hepatitis C — Nonresponder	MP-8899-0406	Phase 2 controlled	320	Ongoing; enrollment complete	Europe, Canada & Israel
	MP-MA-S05 Investigator Study	Phase 1	18	Completed	Israel
	NP16341 Investigator Study	Phase 1	10	Completed	Sweden

Hepatitis C — Naïve	MP-MA-0405	Phase 2 single arm	129	Completed	Europe & Israel

Potential Cancer Indications for Ceplene

A report from the American Cancer Society, 2004 Cancer Facts and Figures, estimates that a total of approximately 1,368,000 new cases and approximately 563,700 deaths were expected for invasive cancers in the United States in 2004. One in four deaths in the United States are from cancer. Other sources report that one in five deaths in Europe are from cancer, and that the worldwide incidence of cancer exceeds 10 million per year. The National Institutes of Health estimates that the direct medical cost of treating cancer in the United States is approximately $64.2 billion annually. Predominant forms of cancer include leukemia, lymphoma, breast, lung, urinary, prostate, melanoma, ovarian, colorectal and brain cancers.

Information regarding certain cancer indications is summarized below. The following estimates for the cancers initially targeted by Ceplene are based upon the American Cancer Society’s 2004 Cancer Facts and Figures for the United States.

Estimated Incidence and Mortality for Selected Cancers for 2004 for the United States

	Annual
	New Cases	Deaths
Acute Myeloid Leukemia	11,900	8,900
Renal Cell Carcinoma	35,700	12,500
Liver and Intrahepatic Bile Duct	18,900	14,300
All Invasive Cancers	1,368,000	563,700

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

Ceplene—Advanced Malignant Melanoma

In September 2004, we announced that our M0104 trial of the investigational drug Ceplene in combination with IL-2 for the treatment of advanced malignant melanoma patients with liver metastases failed to demonstrate an improvement in overall patient survival, the primary endpoint. We also reported that the combination therapy was generally well tolerated, and safety was consistent with previous clinical experience. Ceplene for advanced malignant melanoma represented our most advanced clinical program with seven clinical trials in more than 1,000 patients.  Malignant melanoma is the most deadly form of skin cancer and is one of the most rapidly increasing cancers in the developed world. The M0104 trial was conducted under the Special Protocol Assessment procedure of the FDA to confirm results from an earlier Phase 3 trial, or M01 trial, which appeared to demonstrate statistical significance at 12 months in the subgroup of advanced malignant melanoma patients with liver metastases. The M0104 trial was a multi-center, randomized, and controlled Phase 3 study evaluating Ceplene plus IL-2 against IL-2 alone in 230 patients at 35 sites in North America and Europe. IL-2 is an immunotherapeutic agent approved in the United States for the treatment of advanced malignant melanoma. The M0104 trial was conducted under the same treatment protocol as the prior M01 trial, but enrollment was limited to advanced malignant melanoma patients with liver metastases. The primary endpoint of the trial was duration of patient survival, as assessed by the stratified log-rank test in the intent-to-treat population.

Regulatory History  In 2000 we sought FDA approval of Ceplene for the treatment of advanced malignant melanoma with liver metastases based on the 12-month follow-up data from the Phase 3 M01 trial. The 12-month data from the Phase 3 M01 trial appeared to demonstrate that combination therapy using Ceplene plus IL-2 significantly improved the survival of advanced malignant melanoma patients with liver metastases (adjusted p=0.008). For all patients entering the study, treatment with the Ceplene/IL-2 combination improved survival over treatment with IL-2 alone, with a trend toward significance (p=0.125), however this analysis was primarily driven by the liver metastases subpopulation. These data were promising, therefore we applied for approval in the United States only for the patient population that achieved statistical significance, the patients with liver metastases.

In January 2001, the FDA informed us that the single Phase 3 M01 trial would not support approval on its own and that an additional Phase 3 trial would be required. In January 2002 we commenced the confirming Phase 3 M0104 trial, which was fully enrolled in October 2003 with 230 patients.  This confirming trial was designed to support, in combination with the results of the M01 trial, marketing approval in the United States and other countries. The FDA reviewed and accepted the protocol for the Phase 3 M0104 trial under its “Special Protocol Assessment” procedure, a process used to ensure that the FDA considers the trial to be an adequate and well-controlled study when conducted in accordance with the approved protocol.

The FDA has granted orphan drug status to Ceplene for the treatment of advanced malignant melanoma. Orphan drug status provides for United States marketing exclusivity for seven years upon marketing approval by the FDA. The status also provides certain tax benefits and exempts us from certain FDA application fees.

On November 7, 2003, we filed a European Centralized Procedure Marketing Authorization Application for Ceplene, in combination with IL-2, a drug manufactured by Chiron, for the treatment of patients with advanced malignant melanoma.  The Ceplene application was filed with the European Agency for the Evaluation of Medicinal Products, or EMEA, as an electronic Common Technical Dossier, or eCTD, in compliance with the most recent International Committee of Harmonization, or ICH, guidelines.  Ireland and Sweden were assigned by the EMEA as the Rapporteur and Co-rapporteur, respectively, with responsibility to review the application on behalf of the European Union.

Based on the failure of the M0104 trial to demonstrate an improvement in overall patient survival, the primary endpoint, we have withdrawn our pending NDA seeking approval of Ceplene therapy to treat advanced malignant melanoma patients with liver metastases.  We are also withdrawing our European Centralized Procedure Marketing Authorization Application for Ceplene.  Additionally, we are closing the treatment protocol approved by the FDA in 2004. The treatment protocol allowed us to provide expanded access of Ceplene therapy to advanced malignant melanoma patients while investigation of the drug continued in the confirmatory M0104 trial. We currently have no plans to pursue regulatory approvals of Ceplene for the treatment of patients with advanced malignant melanoma.

Ceplene—Acute Myeloid Leukemia

AML is the most common form of acute leukemia in adults.  Prospects for long-term survival are poor for the majority of AML patients. There are approximately 11,900 new cases of AML and 8,900 deaths caused by this cancer each year in the United States. Once diagnosed with AML, patients are typically treated with chemotherapy, and the majority achieve complete remission. Unfortunately, 75-80% of patients who achieve their first complete remission will relapse, and the median time in remission before relapse with current treatments is only 12 months.  The prospects for these relapsed patients is poor, and less than 5% survive long term. There are currently no effective remission therapies for AML patients. The objective of the Ceplene/IL-2 combination is to treat AML patients in remission to prevent relapse and prolong leukemia-free survival while maintaining a good quality of life for patients during treatment. The FDA has granted orphan drug status to Ceplene for the treatment of AML.

In September 2000 we completed enrollment of the MP-MA-0201 Phase 3 AML clinical trial, or M0201 trial.  This was an international, multi-center, randomized, open-label, Phase 3 trial that commenced in November 1997. The trial was designed as a remission therapy to demonstrate that the combination of Ceplene and IL-2 can prolong leukemia-free survival time and prevent relapse in AML patients in first or subsequent remission compared to the current standard of care, which is no therapy during remission.  Accordingly, Ceplene is intended to complement rather than supplant chemotherapy.

Prior to enrollment for remission therapy, patients were treated with induction and consolidation therapy according to institutional practices.  Upon enrollment patients were randomized to one of two treatment groups, either the Ceplene plus IL-2 group or the control group (standard of care, no treatment).  Randomization was stratified by country and complete remission status.  Complete remission status was divided into two groups; those in their first complete remission, or CR1, and those in their second or later complete remission, or CR>1.  Altogether 320 patients were entered into this study; 160 were randomized to active treatment and 160 were randomized to standard of care (no treatment).

Patients on the active treatment arm received Ceplene plus IL-2 during ten 3-week treatment periods.  After each of the first 3 treatment periods, there was a 3-week rest period, whereas each of the remaining cycles was followed by a 6-week rest period.  Treatment duration was approximately 18 months.  IL-2 was administered subcutaneously, or sc, 1 µg/kg body weight twice daily, or BID, during treatment periods.  Ceplene was administered sc 0.5 mg BID after IL-2.  After the patient became comfortable at self-injection under the investigator’s supervision, both drugs could be administered at home.  Patients were followed for relapse and survival until at least 3 years from randomization of the last patient enrolled.

Safety was assessed throughout the study by clinical symptoms, physical examinations, vital signs, and clinical laboratory tests.  In addition, patients were monitored for safety for 28 days following removal from treatment for any reason.  Additional assessments included evaluation of complete blood counts (bone marrow as clinically indicated), blood chemistry, interim physical examinations, safety, and quality of life.

The two treatment groups appear well balanced regarding baseline characteristics and prognostic factors.  With a minimum follow-up of 3 years a stratified log-rank test (stratified by country and first complete remission vs. second or later complete remission) of the Kaplan-Meier, or KM, estimate of leukemia free survival of all randomized patients showed a statistically significant advantage for the treatment group (p =0.0096).  At three years after randomization of the last patient, 24% of control patients were alive and free of leukemia, compared with 34% of patients treated with Ceplene plus IL-2, stratified by log-rank.

Data from this trial were presented at the American Society of Hematology 46th Annual Meeting and Exposition on December 6, 2004.

Previous AML Clinical Trials with Ceplene plus IL-2.  A Phase 2 investigator trial was conducted in Sweden in which 29 AML patients in complete remission were treated with various combinations of Ceplene and low-dose IL-2.  The objective of the study was to determine a Ceplene plus IL-2 treatment regimen that would have the least negative impact on normal living for patients in remission, and to determine the feasibility of using that regimen in a larger study of AML patients in complete remission in a long-term, at-home, self-administration clinical trial.  Patients enrolled in their second or greater remission were allowed to take chemotherapy as well as Ceplene therapy.

Results from this investigator trial were encouraging:  of the 18 patients in their first complete remission 67% remained in complete remission (median 23 months follow-up), and of the 11 patients in their second or later complete remission, 36% remained in complete remission (median 32 months follow-up).  The trial results also demonstrated that the regimen of Ceplene 0.5 mg and IL-2 1 μg/kg administered subcutaneously at home was safe and well tolerated by most subjects. The results of this study led to the development of protocol M0201.

Ceplene—Renal Cell Carcinoma

There are approximately 35,700 new cases annually of renal cell carcinoma, or RCC, a deadly cancer of the kidneys, in the United States. Malignant RCC often is resistant to radiation therapy and chemotherapy and the disease results in more than 12,500 deaths each year. Expanding the clinical testing of Ceplene into RCC was logical as IL-2 because is also approved for the treatment of advanced RCC.

One Phase 2 investigator-driven trial has been completed and two additional investigator-driven Phase 2 trials are in follow-up in RCC. Researchers reported at the ASCO meeting in May 2002 the results from a 41-patient randomized, controlled investigator-driven Phase 2 trial. In the Phase 2 trial, advanced malignant renal cell carcinoma patients were treated with a combination of Ceplene and IL-2, while patients in the control group were treated with the same dose of IL-2 alone. For the group of patients treated with the Ceplene/IL-2 combination, 42% achieved a partial response or disease stabilization compared to 26% for the group treated with IL-2 alone. Analysis of the survival data for the two Phase 2 studies in follow-up is expected to be completed by mid 2005.

Ceplene—Hepatitis C

Hepatitis C is the leading blood-borne infection in the United States. The American Liver Foundation estimates that in the United States 3.9 million people have been infected with hepatitis C, 2.7 million of whom are chronically infected. The World Health Organization and other sources estimate that an estimated 170 million people are chronically infected worldwide. Hepatitis is a viral infection in which oxidative stress causes inflammation and tissue damage in the liver and, in many cases, permanent cirrhosis, or scarring. The cycle of disease from infection to significant liver damage can take 20 years or more. Some experts estimate that without substantial improvements in treatment, deaths from hepatitis C will surpass those from HIV in the near future. Hepatitis C is the leading cause of liver cancer and the primary reason for liver transplantation in many countries.

The standard treatment for hepatitis C is pegylated interferon-alpha, or IFN-alpha, an immunotherapeutic agent, given in combination with the anti-viral drug ribavirin. Even with recent advances, approximately half of patients do not attain a sustained viral response with current therapy. Several factors can influence the patient’s response to therapy, including the patient’s viral load and the genotype of the virus with which the patient is infected. Of the several variations, or genotypes, of hepatitis C, genotype-1 is the most common type in the United States. Patients infected with this genotype, and those with viral levels greater than 800,000 IU per milliliter of blood, typically have the poorest response to treatment.

Our clinical development program for histamine based therapy in hepatitis C is designed to improve patient outcome (sustained viral response) through a triple-drug combination of histamine, pegylated interferon and ribavirin. Our current Phase 2b trial is investigating the use of Ceplene, which is administered via subcutaneous injection.  However, future trials in hepatitis C, as well as other chronic liver diseases, will likely use our oral histamine based drug candidate, HD-O.  HD-O is currently under development by Maxim and has been investigated in two Phase 1 clinical trials designed to help determine the safe dose range and initial pharmacokinetics.  Our histamine based therapy is intended to complement rather than compete with the current standard of care for treating hepatitis C.

Results of Phase 2 Trials: In May 1999, we commenced the M0405 Phase 2 uncontrolled open label trial, or M0405 trial, of Ceplene in the treatment of 129 patients with hepatitis C. The trial was designed to evaluate the safety of a combination of Ceplene and IFN-alpha in the treatment of chronic hepatitis C patients who had not previously received treatment with IFN-alpha. The primary purpose of this study was to evaluate four dose regimens for Ceplene in the treatment of chronic hepatitis C, and to provide safety data on the Ceplene therapy, and the potential that this therapy would benefit cytokines such as IFN-alpha in the treatment of hepatitis C. The trial was based in the United Kingdom, Belgium, Israel and Russia. Patients were randomly assigned to one of four active treatment groups, with each patient receiving Ceplene, in one of four dosing regimens, plus IFN-alpha under the then current standard dose regimen (3 MIU three times per week). Ribavirin was not administered in this study.  The study was designed to evaluate the safety of each of the four dosing regimens of Ceplene.

In September 2002, the results from the M0405 trial of Ceplene in hepatitis C were published in the Journal of Viral Hepatitis. The researchers concluded from the study that these data indicate that the addition of Ceplene as a combination therapy with IFN-alpha for patients with chronic hepatitis C is safe and warranted further, clinical testing.  At the initiation of the 0405 study, treatment with IFN-alpha alone represented the standard of care in the treatment of hepatitis C patients.  Pegylated interferon, along with ribavirin, represents the current standard of care for the treatment of hepatitis C.

In addition to the M0405 trial, we completed a pilot safety study to evaluate the feasibility and safety of triple-drug treatment with Ceplene in combination with IFN-alpha and the anti-viral drug ribavirin in hepatitis C patients who were nonresponsive to prior therapy or relapsed after prior therapy. This trial was designed to support the advancement of triple-drug therapy with Ceplene into pivotal, large-scale trials in hepatitis C.

The results of this study were presented at the 2001 AASLD conference. At 72 weeks, a sustained complete viral response was observed in 28% (5/18) of patients who entered the study, and in 38% (5/13) of evaluable patients (patients who completed at least four weeks of therapy). No serious adverse events and no unexpected or irreversible side effects were reported in the Ceplene study. We believe that these results may suggest that Ceplene can be safely administered in this triple-drug combination, and that this triple-drug therapy is feasible in nonresponder patients.

Ongoing Phase 2 Trial in Nonresponder Patients In July 2003, we fully enrolled the MP-8899-0406 randomized, controlled Phase 2 trial, or M0406 trial, in 320 patients designed to compare the treatment of nonresponder hepatitis C patients with a triple-drug combination of Ceplene and Schering Corporation’s Peg-Intron™, or peginterferon alfa-2b, and Rebetol®, or ribavirin, USP, versus treatment with Peg-Intron and Rebetol combination therapy alone. Nonresponder patients represent the largest current unmet medical need in hepatitis C.  Patients will be treated for up to 48 weeks and followed for an additional 24 weeks after completion of treatment. To help facilitate this trial and reduce our costs, we entered into an agreement with Schering under which Schering will contribute the Peg-Intron and Rebetol product and perform the viral testing for the study at no cost to Maxim.  The trial is expected to be completed by mid 2005.

Histamine—Chronic Liver Diseases

Histamine, the active agent in Ceplene, has shown the potential to prevent or inhibit oxidative stress, a condition associated with most acute and chronic liver diseases. The liver plays an important role in regulating numerous vital processes and performs many functions essential to life. In the United States alone, approximately 25 million people—approximately 1 in every 10—are afflicted with chronic liver, bile duct or gallbladder diseases. In addition, 26,000 of these patients die each year from chronic liver diseases and cirrhosis.

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

•  Nonalcoholic steatohepatitis, or NASH, a subset of fatty liver, is an inflammation of the liver associated with an increase of fat deposits in liver cells that may lead to severe liver damage and cirrhosis. NASH may occur in middle-aged, overweight, and often diabetic patients who do not drink alcohol.

In 2002, Maxim researchers reported the results from preclinical studies suggesting that histamine dihydrochloride accelerated recovery from alcohol-induced liver damage in an animal model of alcoholic liver disease, or ALD. Liver injury was induced in the study through the administration of a single dose of ethanol once per day for four weeks in rats. After four weeks, alcohol administration was discontinued, and animals were treated with either histamine (0.5 mg/kg) or a vehicle control by subcutaneous injection twice a day for one week. Liver damage was assessed through measurement of the liver enzymes ALT and AST, markers that are elevated when there is damage to the liver. Animals that were treated with histamine achieved normalization of ALT and AST levels in approximately one-half of the time experienced by the control animals.  During 2003, additional work was presented on the observed benefit of histamine dihydrochloride to accelerate the reversal (healing) of previous alcohol-induced liver damage approximately two-fold over no treatment.

In 2003, pre-clinical data was presented at the annual AASLD conference demonstrating the potential ability of histamine dihydrochloride to accelerate the regeneration of the liver after partial surgical resection in a rodent model.  In the studies presented at AASLD, high dose lipopolysaccharide, or LPS, was used to slow liver regeneration following a two-thirds partial hepatectomy (removal of two-thirds of the liver).  Histamine not only accelerated the normal regenerative process, but its use as a pretreatment counteracted the initial delay in regeneration that would be caused by LPS.  These data provide a good rationale for future planned studies in humans with liver disease.

In 2004, pre-clinical data was presented at the annual Digestive Disease Week meeting that demonstrated the potential ability of histamine dihydrochloride to prevent LPS induced liver damage.  In this study, rodents were treated with LPS at a dose that was lethal to treated animals, but adding histamine proved protective, showing a 92% survival rate.  Histamine reduced serum ALT and AST levels four-fold and the pro-inflammatory cytokines, TNF-(alpha) and IL-6 levels five and eight-fold, respectively.

Also in 2004, at the 39th annual European Association for the Study of the Liver meeting, we presented data demonstrating the potential of histamine dihydrochloride to prevent liver damage in rodent models where LPS was used as a “second insult” to dramatically increase liver damage and the markers that measure damage.  Subcutaneous pre-treatment at all doses prevented serum ALT and AST levels from elevating compared to when LPS was given alone.  When histamine was directly administered into the intestine, a dose-dependent protection was observed.  Histamine also dose-dependently decreased LPS-induced TNF- (alpha) and IL-6 mRNA levels in the liver.

Oral Formulation

We are currently developing an oral formulation of histamine for the treatment of chronic liver diseases.  In March 2004, we reported the results from a Phase 1a pharmacokinetic clinical trial of a new orally dosed histamine dihydrochloride drug candidate designated “HD-O.”  The trial was designed to help determine the safe dose range and initial pharmacokinetics for orally administered histamine, and provide a basis for continued clinical research of HD-O in the treatment of chronic liver diseases.  As a result of this study, we are likely to expand future testing of our histamine drug candidate.

MX8899 Topical Gel—Cancer Supportive Care

Our MX8899 topical gel is a potential treatment for patients who suffer from oral mucositis and other significant side effects of certain cancer therapies.

Histamine dihydrochloride, the active agent in the MX8899 gel, has been shown in preclinical work to reduce inflammation by preventing the production and release of oxygen free radicals and proinflamatory cytokines such as TNF-alpha and IL-1b, thereby reducing oxidative stress and inflammation. In addition, it has been reported that histamine may improve blood circulation and assist in wound healing. Accordingly, histamine-based gels have the potential to be useful in situations where free-radical damage and excessive inflammation are involved, thereby facilitating the healing processes.

MX8899 topical gel has been evaluated in early-stage clinical studies as a treatment for certain debilitating side effects of chemotherapy including oral mucositis and radiation dermatitis. Preliminary results from the trials suggest that MX8899 can be safely administered in patients, although no conclusion regarding the potential efficacy of MX8899 could be drawn from the small patient populations.  In connection with the 2004 restructuring plan, the current continued development of this program remains under consideration.

Novel Cancer Drug Candidates

Small-Molecule Apoptosis Inducers

All cells have inherent programs that allow for cell growth, but also have programmed pathways for cell death.  Cancer is a group of diseases characterized by uncontrolled cellular growth (e.g., tumor formation) without any differentiation of those cells.  One reason for unchecked growth in cancer cells is the disabling, or absence, of the natural process of programmed cell death called apoptosis.  Apoptosis is normally triggered to destroy a cell when it outlives its purpose or it is seriously damaged.  One of the most promising approaches in the fight against cancer is to selectively induce apoptosis in cancer cells, thereby checking, and perhaps reversing, the improper cell growth. Using chemical genetics and our proprietary high-throughput cell-based screening technology, Maxim researchers can effectively identify new cancer drug candidates and molecular targets with the potential to induce apoptosis in cancer cells.

Chemical genetics is a research approach that investigates the effect of small molecules on the cellular activity of a protein, enabling researchers to determine protein function.  By combining chemical genetics with its proprietary live cell high-throughput caspase screening technology, Maxim researchers can specifically investigate the cellular activity of a small molecule drug candidate and its relationship to apoptosis.  Screening for the activity of caspases, a family of protein-degrading enzymes with a central role in cleaving other important proteins necessary for inducing apoptosis, is an effective method for researchers to efficiently discover and rapidly test the effect of small molecules on pathways and molecular targets crucial to apoptosis.

Our screening technology is particularly versatile, since it can adapt its assays for almost any tumor type, including solid and leukemic tumors that can be cultured.  Research also suggests that our apoptosis assays are able to monitor activation of the caspase activation inside living cells and are versatile enough to measure caspase activity inside multiple cell types (e.g., live cancer cells, immune cells, cell lines from different organ systems or genetically engineered cells). This allows us to find potential drug candidates that are selective for specific cancer types, permitting the ability to focus on identifying potential cancer-specific drugs that will have increased therapeutic benefit and reduced toxicity.  Our high-throughput screening capabilities allow us to screen approximately 30,000 compounds per day.  To date, this program has identified more than 40 in vitro lead compounds with potentially novel mechanisms that induce apoptosis in cancer cells, four of which have progressed to lead drug candidate status. The assays underlying the screening technology are protected by multiple United States and international patents and patent applications.

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

Candidate	Description	FY2004 Highlights
MX2167	Novel transferrin receptor associated apoptosis activator	Preclinical results presented at 2003 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics reporting on anticancer activity in multiple cell lines.

Presentation at 2004 AACR-EORTC-NCI International Conference on Molecular Targets and Cancer Therapeutics reporting that MX2167 rapidly activates apoptosis through the transferrin receptor by employing a previously unknown mechanism.

MX128504	Novel, intracellular target selective for breast and colorectal cancer	Patent filed covering novel mechanism and target Preclinical results presented at 2003 AACR meeting
MX128495	Broad activity	Exclusive worldwide collaboration with Myriad Genetics announced in November 2003

Announcement of pre-clinical results against pancreatic tumors in a xenograft mouse model demonstrating a statistically significant inhibition of tumor growth, with efficacy twice that of gemcitabine at a significantly lower dose.

Presentations at AACR Annual Meeting

MX116407	Anti-vascular targeting agent Broad activity	Preclinical results presented at 2003 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics

Reacquisition of rights to this family of compounds from Shire Pharmaceuticals.

Preclinical results presented at 2004 AACR Annual Meeting demonstrating that MX116407, the lead compound from this family, produced tumor regression in lung cancer animal models as a single agent.  Data was also presented demonstrating that MX116407 enhanced the anti-tumor activity in combination with existing cytotoxic agents that were superior to other vascular targeting agents currently in development.

Preclinical results from MX2167 were presented at the 2003 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in Boston in November 2003.  Researchers reported that MX2167 demonstrated attractive pharmacokinetic properties and potent efficacy in rat syngeneic prostate cancer models, with 90% inhibition of tumor growth using moderate dosing schedules.  The MX2167 series features compounds whose apoptosis-inducing anti-tumor activities are mediated through the transferrin receptor via a novel molecular mechanism different from the actions of traditional cancer drugs.  In preclinical testing MX2167 has been shown to induce apoptosis in cancer cells in multiple cell lines, including prostate, breast, colorectal, non-small cell lung and small cell lung cancers and leukemia.  During 2004, we announced that we had identified and filed United States patents covering the novel mechanism of action of the MX2060 series and the use of the transferrin receptor for the induction of apoptosis for the treatment of cancer.

Additional pre-clinical results for MX2167 were reported at the September 2004 AACR-EORTC-NCI International Conference “Molecular Targets and Cancer Therapeutics” in Geneva, Switzerland.  Researchers reported that MX2167 targets the transferrin receptor leading to a previously unknown rapid induction of programmed cell death in preclinical tumor models. The transferrin receptor is located on the surface of cells and is overexpressed in several types of cancer. Although it is a known and validated oncology target, this was the first evidence describing its role as a rapid inducer of apoptosis when targeted with MX2167.

In November 2004, two manuscripts in the Journal of Molecular Cancer Therapeutics (Journal of Molecular Cancer Therapeutics, “Discovery and mechanism of action of a novel series of apoptosis inducers with potential vascular targeting activity”, Kasibhatla, S., Gourdeau, H., Meerovitch, K., Drewe, J., Reddy, S., Qiu, L., Zhang, H., Bergeron, F., Bouffard, D., Yang, Q., Herich, J., Lamothe, S., Cai, S. X., Tseng, B., Mol. Cancer Ther. 2004 3: pp. 1365-1374;  “Antivascular and antitumor evaluation of 2-amino-4-(3-bromo-4,5-dimethoxy-phenyl)-3-cyano-4H-chromenes, a novel series of anticancer agents”, Henriette Gourdeau, Lorraine Leblond, Bettina Hamelin, Clemence Desputeau, Kelly Dong, Irenej Kianicka, Dominique Custeau, Chantal Boudreau, Lilianne Geerts, Sui-Xiong Cai, John Drewe, Denis Labrecque, Shailaja Kasibhatla, and Ben Tseng,  Mol. Cancer Ther. 2004 3: pp. 1375-1384) describing our MX116407 anticancer drug candidate as part of a novel class of microtubule inhibitors were published.  The manuscripts characterize MX116407 as a potent caspase activator demonstrating vascular targeting activity and potent antitumor activity in pre-clinical in vitro and in vivo studies.  MX116407 appeared highly effective in mouse tumor models, producing tumor necrosis at doses that correspond to only 25% of the maximum tolerated dose.  Moreover, in combination treatment, MX116407 significantly enhanced the antitumor activity of cisplatin, resulting in tumor-free animals.

In December 2003, we announced the exclusive license of our MX90745 series of preclinical apoptosis inducer compounds for the treatment of cancer to Myriad Genetics, Inc.  The lead compound in that series, MX128495, has shown potency in preclinical testing in multiple cancer types including prostate cancer, breast cancer, colorectal cancer, non-small cell lung cancer, small cell lung cancer and leukemia.  Under the terms of the agreement, we granted an exclusive worldwide license to Myriad for the development and commercialization of the MX90745 family of compounds.  Myriad will be responsible for the clinical development and commercialization of MX128495, with oversight to be provided by a joint development committee comprised of Myriad and Maxim personnel.  We will provide research services to Myriad for a period of at least one year to assist with the development of MX128495.  The license agreement calls for Myriad to pay up to $27 million to us in the form of milestone payments, license fees and research support assuming successful commercialization of any compound within the MX128495 series, as well as a royalty to Maxim on sales of MX128495-related products.

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

We also plan to choose one of the compounds discovered through our apoptosis research efforts and independently advance the chosen compound into human clinical trials.

Apoptosis and Protease Inhibitors

Compounds that inhibit apoptosis hold broad potential as drug candidates for various diseases and conditions, including myocardial infarction, stroke, liver failure, sepsis, and other degenerative diseases.

One such compound discovered by us is MX1013, a caspase inhibitor.  In animal models of myocardial infarction and stroke MX1013 proved an effective cytoprotectant, effectively preventing apoptosis.  MX1013 has also been shown to be active in preclinical models of acute liver failure associated with FAS-induced hepatitis and sepsis.

A promising series of protease inhibitor compounds is the MX128533 series.  This series of small molecules discovered by us inhibits the SARS coronavirus, or SARS-CoV.  They have been tested for antiviral activity by the National Institute of Allergy and Infectious Diseases, or NIAID, part of the National Institutes of Health, at the Institute for Antiviral Research, Utah State University, by Dr. Dale Barnard and Dr. Robert Sidwell.

The lead compound demonstrated inhibition of the SARS-CoV in cell culture at very low concentrations, 0.02 microg/mL. In-vitro studies with the compound has demonstrated no toxic effect on uninfected cells even at the highest concentration tested, resulting in a selectivity index, or SI, greater than 500. An SI of greater than 10 is considered significant by NIAID criteria. This series of compounds will be further evaluated in-vitro and in preclinical animal models under the agreement with NIAID to select a potential development candidate.

As with our apoptosis inducing compounds for which we are seeking partners, we are also seeking to partner our apoptosis and SARS virus protease inhibitors.

Product Development and Collaborative Relationships

We conduct our research, clinical trials and other product development activities through a combination of efforts by our internal personnel and collaborative programs. For Ceplene and our other research and development programs we rely upon our clinical management personnel in collaboration with universities and other clinical research sites, contract research organizations and other similar service providers and persons. Earlier-stage research and development efforts related to the apoptosis modulator technology have historically been conducted in our laboratories, although we recently entered into a collaborative agreement for one of our compound families and we expect to rely on pharmaceutical company collaborative relationships to advance the clinical development of certain other compounds and indications encompassed by this technology while we contemporaneously work to independently advance at least one compound into human clinical development. We have relied upon licensing and other transactions to provide access to certain of our proprietary technologies.

Ceplene Collaborations

In 2001, we entered into an agreement with Schering related to our M0406 trial of the triple-drug combination of Ceplene, Peg-Intron and Rebetol in nonresponder hepatitis C patients. Under the agreement, we have full responsibility for conducting the clinical trial, and Schering is providing the Peg-Intron and Rebetol product and performing the viral testing for the study at no cost to us. Both Schering and we will retain marketing responsibilities and revenues for our respective drugs.

During 1998, we entered into clinical collaborations with Chiron Corporation. Chiron has provided the IL-2 drug and other assistance related to our Phase 3 M0201 trial.

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

Apoptosis Modulator and Other Collaborations

In July 2000, we licensed our MX2105 series of anti-cancer compounds to Biochem Pharma, subsequently becoming Shire BioChem, or Shire. This agreement required that Shire make licensing, research and milestone payments to us totaling up to $55 million assuming the successful commercialization of the compound for the treatment of two cancer indications, as well as pay a royalty on product sales resulting from this collaboration. Shire was to provide the preclinical testing, manufacturing development and clinical development of the compound.  In July 2003, following the combination of Shire and Biochem Pharma, Shire announced that oncology would no longer be a therapeutic focus of the company’s research and development efforts.  In March 2004, we entered into a license agreement reacquiring the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire.  Under the agreement all rights and obligations of the parties under the July 2000 agreement were terminated and Shire agreed to assign and/or license to us rights it owned under or shared under the prior research program.  The agreement did not require any up-front payments, however, it does require that we provide Shire a portion of any sublicensing payments we receive if we relicense the series of compounds or make milestone payments to Shire totaling up to $26 million, assuming the successful commercialization of the compound by us for the treatment of a cancer indication, as well as pay a royalty on product sales.

In 2000, we entered into a collaboration with Celera Genomics under which we have screened approximately 700,000 compounds from Celera’s proprietary libraries using our high-throughput screening technology. We will also perform research regarding the mechanisms of action for any promising compounds identified during the screening process. The agreement calls for Celera to perform the preclinical work for such compounds. Under the agreement we have the option to elect, at our sole discretion, to jointly develop with Celera any compounds that are taken into clinical trials and to share equally the development costs and commercial revenues.  We completed the screening of these compounds.  Celera is carrying out evaluation of the leads.

In December 2003, we announced the exclusive worldwide license of our MX90745 family of preclinical apoptosis inducer compounds for the treatment of cancer to Myriad.  Myriad will be responsible for the clinical development and commercialization of the lead compound, MX128495, with oversight to be provided by a joint development committee comprised of Myriad and Maxim personnel.  We will provide research services to Myriad for a period of at least one year to assist with the development of MX128495.  The license agreement calls for Myriad to pay up to $27 million to us in the form of milestone payments, license fees and research support assuming successful commercialization of any compound within the MX128495 series, as well as a royalty to us on sales of MX128495-related products.

Marketing and Sales

If we are successful in attaining approval to market Ceplene from regulatory authorities in the European Union and in the United States, we plan to enter into a worldwide marketing collaboration with a company with relevant experience in marketing oncology drugs that allows us to co-market Ceplene within the United States.  The co-marketing of Ceplene in the United States would require us to build a marketing and sales infrastructure, including sales representatives, through the recruitment of qualified personnel.

In 1999, we entered into an agreement granting F. H. Faulding & Co., Ltd. (now Mayne Pharmaceuticals) the right to market Ceplene in Australia and New Zealand. Also during 1999, we entered into an agreement granting MegaPharm, Ltd. the right to market Ceplene in Israel.

Our marketing strategies for the initial apoptosis modulator and topical gel technologies will rely upon out-licensing and other collaborative relationships. For example, in November 2003 our MX128495 series of anti-cancer compounds was licensed to Myriad under an agreement that calls for Myriad to market any products within this series that attain regulatory approval.

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

Patents, Licenses and Proprietary Rights

We own or have the rights to 57 issued or allowed United States patents and 49 United States patent applications. Corresponding patent applications have been filed, and in a number of instances patents have been issued, in major international markets, including Europe, Australia and Japan. Our policy is to file, where possible, patent applications to protect technologies, inventions and improvements that are important to the development of our business. We have devoted substantial attention and resources to our patent and license portfolio. Maintaining patents and licenses and conducting an assertive patent prosecution strategy is a priority for us.

Granted Patents and Pending Applications in Key Areas

We own or have rights to 25 issued or allowed United States patents and 16 United States patent applications related to Ceplene, a technology platform based upon histamine, a naturally occurring H2 receptor agonist. These patents encompass various topics relating to:

•                  therapeutic administration of histamine;

•                  compositions comprising IL-2 and H2 receptor agonists, or H2RAs;

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

•                  novel synthetic method for the production of pharmaceutical-grade histamine dihydrochloride; and

•                  administration of histamine to inhibit oxidative damage for the treatment of ischemia or reperfusion injury, infectious disease, autoimmune or inflammatory diseases, and neurodegenerative diseases.

A number of corresponding patents have also issued in international markets.

We hold or have rights to 24 issued or allowed United States patents and 31 United States patent applications related to drug screening methodology and reagents, and compounds that induce apoptosis and inhibit apoptosis. Corresponding patent applications related to the above have also been filed internationally in most cases.

We own or have rights to 8 issued or allowed United States patents and 2 United States patent applications for material compositions and other rights underlying the topical gel technology. Corresponding patents for the above have also been filed internationally.

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

In 1998, we entered into a license agreement with Professional Pharmaceuticals, Inc., or PPI, for an exclusive, worldwide license to technology related to material compositions and other patent rights underlying the topical gel technology. The license agreement requires that we pay certain royalty obligations to PPI.

In 2000, we acquired Cytovia, Inc., a privately held biopharmaceutical research company. The technology rights associated with our apoptosis modulator program were acquired in this transaction.

In March 2004, we reacquired the rights to the MX2105 series of vascular targeting agent cancer drug candidates from Shire. The MX2105 series was licensed in July 2000 to BioChem Pharma, a company that was subsequently acquired by Shire Pharmaceuticals.  The new agreement calls for us to pay Shire certain milestone and royalty payments upon the successful advancement of any drug candidates within the MX2105 series.

Government Regulation

Regulation by governmental authorities in the United States, the European Union and other countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. The nature and extent to which such regulation applies to us will vary depending on the nature of any products we may develop. We anticipate that many, if not all, of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic and vaccine products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA, the EMEA and similar regulatory authorities in other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money. Any failure by us or our collaborators to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any products we develop and prevent us from generating product revenues and obtaining adequate cash to continue present and planned operations.

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

European and Other Regulatory Approval

Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other regions is necessary prior to commencement of marketing the product in such countries.  The regulatory authorities in each region may impose their own requirements and may refuse to grant, or may require additional data before granting, an approval even though the relevant product has been approved by the FDA or another authority. As with the FDA, the regulatory authorities in the European Union and other developed regions have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular regions varies, but generally follows a similar sequence to that described above for FDA approval. In Europe, the European Committee for Human Medicinal Products provides a mechanism for European Union member states to exchange information on all aspects of product licensing. The European Union has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries.

Other Regulations

We are also subject to various United States federal, state, local and international laws, regulations and recommendations relating to safe working conditions, laboratory manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. The extent of government regulation that might result from future legislation or administrative action cannot be predicted accurately.

Third-Party Reimbursement

The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. For example, in certain European markets, pricing negotiations are often required in each country, even if approval to market the drug under the European Medical Evaluation Authority’s centralized procedure is obtained. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government control.  Our industry is currently facing concerns related to the re-importation into the United States of pharmaceutical products, manufactured in the United States, that are sold in other countries at prices significantly below their United States prices.  In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on pharmaceutical pricing. While we cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on our business, the announcement of such proposals or efforts could have a material adverse effect on our ability to raise capital, and the adoption of such proposals or efforts could have a material adverse effect on our business, financial condition and results of operations. Further, to the extent that such proposals or efforts have a material adverse effect on other pharmaceutical companies that are prospective corporate partners for us, our ability to establish corporate collaborations may be adversely affected. In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans that mandate predetermined discounts from list prices. Third-party payors are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to the market, we cannot assure you that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive basis.

Competition

Competition in the discovery and development of methods for treating or preventing cancer and infectious disease is intense. Numerous pharmaceutical, biotechnology and medical companies and academic and research institutions in the United States and elsewhere are engaged in the discovery, development, marketing and sale of products for the treatment of cancer and infectious diseases. These include surgical approaches, new pharmaceutical products and new biologically derived products. We expect to encounter significant competition for the principal pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain regulatory approvals and commence commercial sales of their products before us may achieve a significant competitive advantage. A number of pharmaceutical companies are developing new products for the treatment of the same diseases we are targeting.  In some instances, our competitors already have products in late-stage clinical trials. In addition, certain pharmaceutical companies are currently marketing drugs for the treatment of the same diseases we are targeting, and may also be developing new drugs to address these disorders.

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

Employees and Consultants

As of December 2, 2004, we had 55 full-time employees, all of whom were based at our three facilities in San Diego, California. We believe our relationships with our employees are satisfactory.

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

RISK FACTORS

You should carefully consider the following risk factors and the other information included herein as well as the information included in our other reports and filings made with the Securities and Exchange Commission before investing in our common stock.  If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed.  The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

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

•              be eligible for third party reimbursement from governmental or private insurers; or

•              achieve market acceptance.

For example, in September 2004, we announced that our confirmatory Phase 3 M0104 trial of Ceplene in combination with IL-2 for the treatment of advanced malignant melanoma patients with liver metastases failed to demonstrate an improvement in overall patient survival, the primary endpoint.  As a result we withdrew our pending NDA seeking approval of Ceplene therapy to treat advanced malignant melanoma patients with liver metastases.

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

Ceplene and our other drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA, EMEA and other governmental and similar international regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. Even if we believe that preclinical and clinical data are sufficient to support regulatory approval for a drug candidate, the FDA, EMEA and similar international regulatory authorities may not ultimately approve the candidate for commercial sale in any jurisdiction. The FDA, EMEA or similar international regulators may refuse to approve an application for approval of a drug candidate if they believe that applicable regulatory criteria are not satisfied. The FDA, EMEA or similar international regulators may also require additional testing for safety and efficacy.  For example, in May 2004, we announced the results of an international Phase 3 clinical trial testing the combination of Ceplene plus IL-2 in patients with AML in complete remission.  The primary endpoint of the Phase 3 trails was achieved using intent-to-treat analysis, as patients treated with the Ceplene/IL-2 combination therapy experienced a statistically significant increase in leukemia-free survival compared to patients in the control arm of the trial.  We are pursuing regulatory submissions seeking approval of Ceplene to treat AML patients in complete remission with the FDA and EMEA.  We have not yet completed our discussions with the regulatory agencies and we have no assurance that (i) the FDA, EMEA or similar regulatory agencies will not require an additional Phase 3 trial, (ii) the FDA, EMEA or similar regulatory agencies would approve regulatory filings for drug approval, or (iii) the results from an additional Phase 3 trial would confirm the results from the first Phase 3 trial.

In addition, manufacturing facilities operated by the third party manufacturers with whom we contract to manufacture Ceplene and our other drug candidates may not pass a FDA, EMEA or similar international regulatory pre-approval inspection. Moreover, if the FDA, EMEA or similar international regulatory agency grants regulatory approval of a product candidate, the approval may be limited to specific indications or limited with respect to its distribution. Similar international regulatory authorities may apply similar limitations or may refuse to grant any approval.

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

We expect to rely on collaborative arrangements for research and development and commercialization of certain drug candidates discovered and developed by us, such as our agreement with Schering Corporation related to our Phase 2 M0406 trial in non-responder hepatitis C patients and our agreement with Myriad related to the MX90745 series of apoptosis-inducer anti-cancer compounds. We cannot be certain that we will be able to maintain these collaborations or enter into any future collaborative arrangements, that any of our collaborations will be successful or that we will receive revenues from any of these collaborations. The success of these and any future collaborations will depend, in significant part, on our partners’ development and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. If our partners fail to conduct their activities in a timely manner, or at all, preclinical or clinical development of drug candidates under those collaborations could be delayed or terminated. The suspension or termination of our collaborations, the failure of our collaborations to be successful or the delay in the development or commercialization of drug candidates pursuant to our collaborations could harm our business.

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

Although we currently intend to co-market Ceplene in the United States, if it is approved by the FDA, through the recruitment of experienced marketing and sales personnel, we have never before marketed or sold any pharmaceutical product. In order to market or co-market Ceplene or certain other drug candidates, we will need to hire a significant number of people with relevant pharmaceutical experience to staff our sales force and marketing group, and possibly also to make appropriate arrangements with collaborative partners. If we cannot develop the required marketing and sales expertise both internally and through our partnering arrangements, our ability to generate revenue from product sales will likely suffer.

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

We are a development-stage enterprise. We have experienced net losses every year since our inception. Our net losses applicable to common stock were $45.0 million, $45.5 million and $64.3 million for the years ended September 30, 2004, 2003 and 2002.  As of September 30, 2004, we had an accumulated deficit of approximately $351.5 million. We anticipate incurring substantial additional losses over at least the next several years related to developing and testing our drug candidates and preparing for commercialization and planned market launches of our products. If we do not become profitable, our stock price will be negatively affected, and we may ultimately be forced to discontinue our operations. We may never generate product revenues or become profitable. We expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, some of which could be significant.

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

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego, against us and two of our officers, alleging fraud and negligent misrepresentation in connection with our acquisition of Cytovia. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that we have no liability for such claims and awarded recovery of our reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceedings. In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect. In June 2004, the plaintiffs filed an Appeal. On December 10, 2004, the Court of Appeal reversed the judgment of the Superior Court and remanded the lawsuit to the trial court for further proceedings. We are assessing the opportunity for further appellate review and intend to continue vigorously defending against these claims.

On September 21, 2004, plaintiff Dr. Richard Bassin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against us, Larry G. Stambaugh, our President and Chief Executive Officer, and Anthony E. Altig, our former Vice President Finance and Chief Financial Officer, for alleged violations of federal securities laws related to declines in our stock price in connection with various statements and alleged omissions to the public and to the securities markets during the class period from November 11, 2002 to September 17, 2004, and seeking damages therefore.  Thereafter two similar complaints were filed in the Southern District.  We expect that all three of the Southern District complaints will be consolidated into a single action.  No discovery has been conducted.  The complaints have been tendered to our insurance carrier, which has initially denied coverage.  We dispute the initial position taken by our insurance carrier and fully intend to enforce our rights under the policy.

On October 7, 2004, plaintiff Jesus Putnam, purportedly on behalf of the Company, filed a derivative complaint in the Superior Court for the State of California, Count of San Diego, against Larry G. Stambaugh, Anthony E. Altig, Kurt R. Gehlsen, former Senior Vice President and Chief Scientific Officer, and our entire Board of Directors for alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in our stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore.  No discovery has been conducted, and plaintiff's counsel has stipulated to stay the action pending resolution of a motion to dismiss the federal actions.  The complaint has been tendered to our insurance carrier, which has initially denied coverage.  We dispute the initial position taken by our insurance carrier and fully intend to enforce our rights under the policy.

We intend to engage in a rigorous defense against such claims.  No assurances can be made that we will be successful in our defense of the pending claims. If we are not successful in our defense of such claims, we could be forced to, among other things, make significant payments to resolve these claims, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Further, regardless of success of the litigation, the litigation itself may result in substantial costs and divert management’s attention and resources, all of which could adversely affect our business.

Our stock price may be highly volatile due to external factors.

Our common stock currently trades on the Nasdaq National Market and on the OM Stockholm Exchange. Historically, our common stock has generally experienced relatively low daily trading volumes in relation to the aggregate number of shares outstanding. We currently have a $75 million shelf registration statement on file with the Securities and Exchange Commission.  Sales of substantial amounts of our common stock in the public market could adversely affect the prevailing market prices of our common stock and our ability to raise equity capital in the future.

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

We have also adopted a shareholder rights plan or “poison pill”. Our shareholder rights plan is designed to protect our shareholders in the event of an unsolicited bid to acquire the Company. In general terms, the rights plan imposes a significant penalty upon any person or group that acquires 15% or more of our outstanding common stock without the approval of our board of directors. Our shareholder rights plan could discourage a third party from attempting to acquire us through an acquisition of our outstanding voting stock, even though such acquisition may be beneficial to our stockholders.

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

ITEM 2. PROPERTIES

We currently lease approximately 72,900 rentable square feet of laboratory and office space in three facilities in San Diego, California. Approximately 1,776 rentable square feet of laboratory and office space is subleased to third parties. In October 2004, we announced a restructuring and we are currently pursuing the sublease of a portion of our office space.  We believe that our existing facilities will be adequate to accommodate the implementation of our current business strategies.

ITEM 3. LEGAL PROCEEDINGS

On December 14, 2000 plaintiff Blake Martin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against us and two of our officers, alleging violations of federal securities laws related to declines in the our stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore. In December 2003, the United States Federal Court granted the our motion to dismiss the lawsuit with prejudice and without leave to amend, which was the third dismissal entered by the court in the case.  On December 30, 2003, plaintiff Blake Martin exercised his right to appeal the decision of the United States District Court for the Southern District of California to the Ninth Circuit Court of Appeals.  That appeal was dropped, ending the litigation with prejudice in favor of us.

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in

California Superior Court in San Diego, against us and two of our officers, alleging fraud and negligent misrepresentation in connection with the our acquisition of Cytovia. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that we have no liability for such claims and awarded recovery of our reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceedings. In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect. In June 2004, the plaintiffs filed an Appeal. On December 10, 2004, the Court of Appeal reversed the judgment of the Superior Court and remanded the lawsuit to the trial court for further proceedings. We are assessing the opportunity for further appellate review and intend to continue vigorously defending against these claims.

On September 21, 2004, plaintiff Dr. Richard Bassin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against us, one of our officers and one of our former officers, alleging violations of federal securities laws related to declines in our stock price in connection with various statements and alleged omissions to the public and to the securities markets during the class period from November 11, 2002 to September 17, 2004, and seeking damages therefore.  Thereafter two similar complaints were filed in the Southern District.  We expect that all three of the Southern District complaints will be consolidated into a single action.  No discovery has been conducted.  The complaints have been tendered to our insurance carrier, which has initially denied coverage.  We dispute the initial position taken by our insurance carrier and fully intend to enforce our rights under the policy.

On October 7, 2004, plaintiff Jesus Putnam, purportedly on behalf of the Company, filed a derivative complaint in the Superior Court for the State of California, Count of San Diego, against one of our officers, two of our former officers and our entire Board of Directors, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in our stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore.  No discovery has been conducted, and plaintiff's counsel has stipulated to stay the action pending resolution of a motion to dismiss the federal actions.  The complaint has been tendered to our insurance carrier, which has initially denied coverage.  We dispute the initial position taken by our insurance carrier and fully intend to enforce our rights under the policy.

We intend to engage in a rigorous defense against such claims.  No assurances can be made that we will be successful in our defense of the pending claims. If we are not successful in our defense of such claims, we could be forced to, among other things, make significant payments to resolve these claims, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier.  Further, regardless of success of the litigation, the litigation itself may result in substantial costs and divert management’s attention and resources, all of which could adversely affect our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)                                  The following disclosures are noted in accordance with the Item 5(a)

1.     Recent Sales of Unregistered Securities

Not applicable.

2.     Price Range of Common Stock (Unaudited)

Our common stock currently trades on both the Nasdaq National Market, or Nasdaq, and the OM Stockholm Exchange under the symbol “MAXM”. The following table shows the high and low sales price for our common stock by quarter, as reported by Nasdaq for the periods indicated:

	Price Range
Period	High	Low

Fiscal Year Ended September 30, 2004
First Quarter	$9.00	$5.85
Second Quarter	10.59	7.50
Third Quarter	10.45	7.46
Fourth Quarter	9.60	2.45

Fiscal Year Ended September 30, 2003
First Quarter	$3.85	$1.97
Second Quarter	3.45	2.46
Third Quarter	6.77	3.03
Fourth Quarter	7.43	5.03

On December 2, 2004, the last reported sales price of our common stock, as reported by Nasdaq, was $3.52 per share. As of such date, there were approximately 181 holders of record of our common stock. We have not paid cash dividends on our common stock and have no intention to do so in the foreseeable future.

3.     Securities Authorized for Issuance Under Equity Compensation Plans

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans”, is included under Item 12 of this 10-K.

(b) Not applicable.

(c) Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item 6 is incorporated herein by reference to the information set forth in our Annual Report to Stockholders for the fiscal year ended September 30, 2004, filed as Exhibit 13.1 hereto.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item 7 is incorporated herein by reference to the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report to Stockholders for the fiscal year ended September 30, 2004, filed as Exhibit 13.1 hereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is incorporated herein by reference to the information contained under the caption “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report to Stockholders for the fiscal year ended September 30, 2004, filed as Exhibit 13.1 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated herein by reference to the information set forth in our Annual Report to Stockholders for the fiscal year ended September 30, 2004, filed as Exhibit 13.1 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

The information required by this Item 9A is incorporated herein by reference to the information set forth under the caption “Controls and Procedures” in our Annual Report to Stockholders for the fiscal year ended September 30, 2004, filed as Exhibit 13.1 hereto.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers and our audit committee financial expert is incorporated herein by reference to the information under the captions “Election of Directors” and “Executive Officers of the Company” set forth in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2004 for our Annual Meeting of Stockholders to be held on February 18, 2005.

Information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2004 for our Annual Meeting of Stockholders to be held on February 18, 2005.

Information concerning our Code of Business Conduct and Ethics is incorporated herein by reference to the information included under the caption “Code of Ethics” set forth in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2004 for our Annual Meeting of Stockholders to be held on February 18, 2005.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the information under the caption “Executive Compensation” set forth in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2004 for our Annual Meeting of Stockholders to be held on February 18, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2004 for our Annual Meeting of Stockholders to be held on February 18, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference to the information under the caption “Certain Transactions” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2004 for our Annual Meeting of Stockholders to be held on February 18, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the information under the caption “Ratification of Selection of Independent Auditors” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2004 for our Annual Meeting of Stockholders to be held on February 18, 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM  8-K

(a)                                  The following documents are filed as part of this Annual Report:

1.                                       Consolidated Financial Statements

The following financial statements, including the Notes thereto, are incorporated herein by reference to our Annual Report to Stockholders for the fiscal year ended September 30, 2004 filed as Exhibit 13.1 hereto:

Consolidated Balance Sheets as of September 30, 2004 and 2003

Consolidated Statements of Operations for the years ended September 30, 2004, 2003, and 2002, and from inception (October 23, 1989) through September 30, 2004

Consolidated Statements of Stockholders’ Equity from inception (October 23, 1989) through September 30, 2004

Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2003, and 2002, and from inception (October 23, 1989) through September 30, 2004

2.                                       Financial Statement Schedules

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.                                       Exhibits

See list of Exhibits set forth in paragraph (c) below.

(b)                                 Exhibits

INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (15)
3.3	Bylaws of Registrant. (1)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (5)
4.3	Rights Agreement, dated as of June 15, 2000, between the Registrant and American Stock Transfer & Trust Company, as Rights Agents. (5)
4.4	Form of Rights Certificate. (5)
4.5	Specimen Common Stock certificate. (1)
4.6	Common Stock Purchase Warrant, No. #99AR-1, to purchase 200,000 shares of the Registrant’s common stock, issued to The Kriegsman Group on March 3, 1999. (4)
4.7	Securities Purchase Agreement dated September 22, 2003, between Maxim and the investors whose names appear on the signature pages thereto. (12)
4.8	Registration Rights Agreement dated September 22, 2003, between Maxim and the investors whose names appear on the signature pages thereto. (12)

4.9	Form of Common Stock Purchase Warrant issued to the investors on September 23, 2003. (12)
4.10	Common Stock Purchase Warrant, No. #03-024, to purchase 148,049 shares of the Registrant’s common stock, issued to Merriman Curhan Ford & Co. on September 23, 2003. (13)
10.1	Form of Indemnification Agreement for directors and officers of the Registrant.
10.2	Option to Buy Technology and Rights Agreement, dated March 30, 1993, between the Registrant and Estero Anstalt. (1)†
10.3	Security Agreement, dated July 27,1993, between the Registrant and Estero Anstalt. (1)†
10.4	Exclusive License Agreement dated June 14, 1995, among the Registrant, Jan Holmgren, M.D., Ph.D., Cecil Czerkinsky, Duotol AB and Triotol Ltd. (1)†
10.5	Agreement, dated December 2, 1995, among the Registrant, Syntello Vaccine Development AB and Estero Anstalt. (1)†
10.6	Agreement, dated April 23, 1996, among the Registrant, Anders Vahlne, M.D., Ph.D. and Syntello Vaccine Development AB. (1)†
10.7	Amended and Restated 1993 Long-Term Incentive Plan and forms of stock option agreements. (2)
10.8	Employment Agreement dated October 1, 2003 between the Registrant and Kurt R. Gehlsen. (14)*
10.9	Employment Agreement dated November 17, 2003 between the Registrant and Larry G. Stambaugh. (14)*
10.10	Lease dated May 28, 1998 between Del Mar Capital Group/Ridgeview, LLC, as Landlord, and the Registrant. (9)
10.11	License Agreement dated November 6, 1998 among the Registrant, Professional Pharmaceutical, Inc., Bruce A. Jack, D.D.S. and B. Thomas White, R.PH. (3)
10.12	Research and License Agreement effective July 10, 2000 with BIOCHEM Pharma Inc. (6)‡
10.13	Registrant’s 2000 Nonstatutory Stock Option Plan. (6)
10.14	Secured Revolving Promissory Note dated December 8, 2000 between Larry G. Stambaugh and the Registrant. (6)
10.15	Loan and Security Agreement dated October 9, 2000 between the Registrant and Silicon Valley Bank. (7)
10.16	Assignment of Deposit Account dated April 11, 2001 between the Registrant, Silicon Valley Bank and Geoffrey B. Altman. (8)
10.17	Assignment of Deposit Account dated April 11, 2001 between the Registrant, Silicon Valley Bank and Kurt R. Gehlsen. (8)
10.18	Assignment of Deposit Account dated April 11, 2001 between the Registrant, Silicon Valley Bank and Dale A. Sander and Denise M. Sander. (8)
10.19	Loan Modification Agreement dated March 21, 2001 between the Registrant and Silicon Valley Bank. (8)
10.20	Loan Modification Agreement dated April 25, 2001 between the Registrant and Silicon Valley Bank. (8)
10.21	Amendment dated December 8, 2001 to the Secured Revolving Promissory Note between the Registrant and Larry G. Stambaugh. (10)*
10.22	Employment Agreement dated October 1, 2003 between the Registrant and Dale A. Sander. (14)*
10.23	Employment Agreement dated October 1, 2003 between the Registrant and Pam G. Gleason. (14)*
10.24	Loan Modification Agreement dated July 29, 2002 between the Registrant and Silicon Valley Bank. (11)
10.25	Amendment to Assignment of Deposit Account dated July 23, 2002 between the Registrant, Silicon Valley Bank and Geoffrey B. Altman. (11)
10.26	Amendment to Assignment of Deposit Account dated July 23, 2002 between the Registrant, Silicon Valley Bank and Kurt R. Gehlsen. (11)
10.27	Amendment to Assignment of Deposit Account dated July 23, 2002 between the Registrant, Silicon Valley Bank and Dale A. Sander and Denise M. Sander. (11)
10.28	Employment Agreement dated October 1, 2003 between the Registrant and Anthony E. Altig. (14)*

10.29	Lease dated July 31, 2003 between Alecta Pensionsförsäkring, Ömsesidigt, a Swedish company, as Landlord, and the Registrant. (13)
10.30	Employment Agreement dated December 1, 2003 between the Registrant and Sharon A. Tonetta. (14)*
10.31	License and Collaboration Agreement dated November 19, 2003 between the Registrant and Myriad Genetics, Inc. (14)‡
10.32	Registrant’s 2001 Incentive Stock Option Plan, as amended. (16)
10.33	License Agreement dated March 1, 2004 between the Registrant and Shire BioChem, Inc. (17)‡
10.34	First Amendment of Standard Office Lease dated April 30, 2004 between Alecta Pensionsförsäkring, Ömsesidigt, a Swedish Company, as Landlord, and the Registrant. (18)
10.35	Employment Agreement dated July 22, 2004 between the Registrant and Richard A. Mafrica.*
10.36	Employment Agreement dated October 18, 2004 between the Registrant and John D. Prunty. (19)*
13.1	Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2004.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification by Larry G. Stambaugh, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by John D. Prunty, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(2)                                  Previously filed together with Registrant’s Quarterly Report on Form 10-Q dated December 31, 1996 and incorporated herein by reference.

(3)                                  Previously filed together with Registrant’s Quarterly Report on Form 10-Q dated December 31, 1998 and incorporated herein by reference.

(4)                                  Previously filed together with Registration Statement on Form S-3 (File No. 333-84711) or amendments thereto and incorporated herein by reference.

(5)                                  Previously filed together with the Registrant’s Current Report on Form 8-A dated June 20, 2000 and incorporated herein by reference.

(6)                                  Previously filed together with the Registrant’s Annual Report on Form 10-K dated September 30, 2000 and incorporated herein by reference.

(7)                                  Previously filed together with Registrant’s Quarterly Report on Form 10-Q dated December 31, 2000 and incorporated herein by reference.

(8)                                  Previously filed together with Registrant’s Quarterly Report on Form 10-Q dated March 31, 2001 and incorporated herein by reference.

(9)                                  Previously filed together with the Registrant’s Annual Report on Form 10-K dated September 30, 2001 and incorporated herein by reference.

(10)                            Previously filed together with Registrant’s Quarterly Report on Form 10-Q dated December 31, 2001 and incorporated herein by reference.

(11)                            Previously filed together with Registrant’s Quarterly Report on Form 10-Q dated June 30, 2002 and incorporated herein by reference.

(12)                            Previously filed together with Registrant’s Current Report on Form 8-K dated September 22, 2003 and incorporated herein by reference.

(13)                            Previously filed together with the Registrant’s Annual Report on Form 10-K dated September 30, 2003 and incorporated herein by reference.

(14)                            Previously filed together with Registrant’s Quarterly Report on Form 10-Q dated December 31, 2003 and incorporated herein by reference.

(15)                            Previously filed as Exhibit C with Registrant’s Definitive Proxy Statement filed with the SEC on January 16, 2004, and incorporated herein by reference.

(16)                            Previously filed with Registrant’s Registration Statement on Form S-8 (File No. 333-113326) on March 5, 2004, and incorporated herein by reference.

(17)                            Previously filed together with Registrant’s Quarterly Report on Form 10-Q dated March 31, 2004 and incorporated herein by reference.

(18)                            Previously filed together with Registrant’s Quarterly Report on Form 10-Q dated June 30, 2004 and incorporated herein by reference.

(19)                            Previously filed together with Registrant’s Current Report on Form 8-K dated October 18, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXIM PHARMACEUTICALS, INC.
By:	/s/ John D. Prunty
John D. Prunty,
Vice President, Finance and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)
Date: December 13, 2004

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry G. Stambaugh and John D. Prunty, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/LARRY G. STAMBAUGH	Chairman of the Board, President and Chief
Larry G. Stambaugh	Executive Officer	December 13, 2004
(Principal Executive Officer)
/s/JOHN D. PRUNTY	Vice President, Finance and Chief Financial
John D. Prunty	Officer (Principal Accounting Officer and	December 13, 2004
Principal Financial Officer)

/s/JOHN F. BEDARD	Director	December 13, 2004
John F. Bedard

/s/THEODOR H. HEINRICHS	Director	December 13, 2004
Theodor H. Heinrichs

/s/GARY E. FRASHIER	Director	December 13, 2004
Gary E. Frashier

/s/PER-OLOF MÅRTENSSON	Director	December 13, 2004
Per-Olof Mårtensson

/s/F. DUWAINE TOWNSEN	Director	December 13, 2004
F. Duwaine Townsen

/s/WAYNE P. YETTER	Director	December 13, 2004
Wayne P. Yetter

/s/ROBERT L. ZERBE, M.D.	Director	December 13, 2004
Robert L. Zerbe, M.D.