Form 10-Q
period 2004-12-31
MAXIM PHARMACEUTICALS INC
filed 2005-02-03
CIK 1013351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-14430

MAXIM PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	87-0279983 (IRS Employer Identification No.)

8899 University Center Lane, Suite 400, San Diego, CA (Address of Principal Executive Offices)	92122 (Zip Code)

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

                The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of January 26, 2005 was 28,606,091.

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

                INDEX

		Page

Part I—Financial Information
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets—December 31, 2004 and September 30, 2004	1
	Condensed Consolidated Statements of Operations—Three Months Ended December 31, 2004 and 2003 and from Inception (October 23, 1989) through December 31, 2004	2
	Condensed Consolidated Statements of Cash Flows—Three Months Ended December 31, 2004 and 2003 and from Inception (October 23, 1989) through December 31, 2004	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
Part II—Other Information
Item 1.	Legal Proceedings	29
Item 6.	Exhibits	30
SIGNATURES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

Maxim Pharmaceuticals, Inc. and Subsidiaries  (A Development Stage Company)

	As of December 31	As of September 30
	2004	2004
ASSETS
Current Assets:
Cash and cash equivalents	$6,533	$10,658
Investments in marketable securities, available for sale	30,454	38,746
Accrued interest and other current assets	1,758	2,354
Total current assets	38,745	51,758

Restricted cash and cash equivalents	3,500	3,500
Property and equipment, net	3,253	3,579
Patents and licenses, net	4,624	4,393
Notes receivable from officer and former officer, net of allowance of $2,930,000	682	682
Deposits and other assets	118	273
Total assets	$50,922	$64,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,041	$5,311
Accrued expenses	3,275	4,177
Notes payable and current portion of long-term debt and obligations under capital leases	758	1,071
Deferred revenue	—	131
Total current liabilities	7,074	10,690

Long-term debt, excluding current portion	54	96

Commitments and contigencies

Stockholders’ Equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2004 and September 30, 2004	—	—
Common stock, $.001 par value, 60,000,000 shares authorized; 28,561,091 shares issued and outstanding at December 31, 2004 and September 30, 2004, respectively	28	28
Additional paid-in capital	405,088	405,031
Deficit accumulated during the development stage	(361,059)	(351,472)
Accumulated other comprehensive loss	(263)	(188)
Total stockholders’ equity	43,794	53,399
Total liabilities and stockholders’ equity	$50,922	$64,185

See Accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

			From Inception
			(October 23, 1989)
	Three Months Ended December 31		Through
	2004	2003	December 31, 2004

Collaboration and research revenue	$363	$1,419	$19,299

Operating expenses:
Research and development	6,949	9,331	260,652
Business development and marketing	982	643	27,257
General and administrative	2,215	1,766	49,193
Amortization of goodwill and other acquisition-related intangible assets	—	—	2,955
Purchased in-process technology	—	—	42,300
Provisions for note receivable and loan guarantee to/for officers	—	—	2,930
Total operating expenses	10,146	11,740	385,287

Loss from operations	(9,783)	(10,321)	(365,988)

Other income (expense):
Investment income	208	470	31,530
Gain on sale of assets	—	—	4,435
Interest expense	(13)	(23)	(2,879)
Other income	1	3	22
Total other income	196	450	33,108

Loss before cumulative effect of accounting change and preferred stock dividends	(9,587)	(9,871)	(332,880)

Cumulative effect of accounting change	—	—	(28,179)

Net loss before preferred stock dividends	(9,587)	(9,871)	(361,059)
Dividends on preferred stock	—	—	5,496

Net loss applicable to common stock	$(9,587)	$(9,871)	$(366,555)

Basic and diluted net loss per share of common stock	$(0.34)	$(0.35)

Weighted average shares outstanding	28,561,091	27,986,732

 See Accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

			From Inception
			(October 23, 1989)
	Three Months Ended December 31		Through
	2004	2003	December 31, 2004
OPERATING ACTIVITIES:
Net loss	$(9,587)	$(9,871)	$(361,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	433	440	14,700
Stock contributions to 401(k) plan	—	—	643
Cumulative effect of accounting change	—	—	28,179
Stock-based compensation	57	143	1,614
Loss on disposal of property and equipment	—	8	304
Provisions for note receivable and loan guarantees to/for officers	—	—	2,930
Purchased in-process technology	—	—	44,946
Gain on sale of assets	—	—	(2,146)
Amortization of premium on investments	—	—	535
Cumulative effect of reorganization	—	—	1,153
Gain on sale of subsidiary	—	—	(2,288)
Other	—	—	160
Changes in operating assets and liabilities:
Accrued interest and other current assets	596	(79)	697
Deposits and other assets	155	(148)	(614)
Accounts payable	(2,270)	(2,764)	1,949
Accrued expenses	(902)	842	1,978
Deferred revenue	(131)	833	—
Net cash used in operating activities	(11,649)	(10,596)	(266,319)

INVESTING ACTIVITIES:
Purchases of marketable securities	—	(27,835)	(503,492)
Sales and maturities of marketable securities	8,217	15,150	473,278
Purchases of property and equipment	(18)	(111)	(11,582)
Additions to patents and licenses	(320)	(371)	(7,839)
Net proceeds from sale of assets	—	—	3,452
Cash acquired in acquisition of business	—	—	1,121
Net cash provided by (used in) investing activities	7,879	(13,167)	(45,062)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of stock options and warrants	—	386	281,326
Net proceeds from issuance of preferred stock	—	—	41,298
Payment of preferred stock dividends	—	—	(302)
Proceeds from issuance of notes payable, capital lease and long-term debt	—	—	9,318
Restricted cash	—	—	(3,500)
Payments on notes payable, long-term debt, and capital lease obligations	(355)	(351)	(10,266)
Proceeds from issuance of notes payable to related parties	—	—	4,982
Payments on notes payable to related parties	—	—	(1,330)
Loan to officer	—	122	(3,612)
Net cash provided by (used in) financing activities	(355)	157	317,914

Net increase (decrease) in cash and cash equivalents	(4,125)	(23,606)	6,533

Cash and cash equivalents at beginning of period	10,658	32,861	—

Cash and cash equivalents at end of period	$6,533	$9,255	$6,533

Noncash investing activities:
Acquisition of property and equipment under capital lease	$—	$—	$270
Increase (decrease) in fair value of securities available for sale	$(75)	$(258)	$391

See Accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

1.             PRINCIPLES OF INTERIM PERIOD REPORTING

                Maxim Pharmaceuticals, Inc. (the “Company”) has not earned significant revenues from planned principal operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Statement of Financial Accounting Standards  (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

                The information at December 31, 2004 and for the three months ended December 31, 2004 and 2003 and from inception (October 23, 1989) through December 31, 2004 is unaudited. In the opinion of the Company, these condensed consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the condensed consolidated financial position of the Company as of December 31, 2004 and September 30, 2004, and the condensed consolidated results of operations for the three months ended December 31, 2004 and 2003 and from inception (October 23, 1989) through December 31, 2004. The condensed consolidated results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended September 30, 2004.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                Stock Option Plans-The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  Compensation expense associated with stock options to employees was $52,000 and $46,000 for the three months ended December 31, 2004 and 2003, respectively.  Compensation expense to non-employees was $5,000 and $97,000 for the three months ended December 31, 2004 and 2003, respectively.  No other stock-based employee compensation cost is reflected in net loss, as all options granted under our stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation, in thousands, except per share data.

	Three Months Ended
	December 31, 2004	December 31, 2003
Net loss, as reported	$(9,587)	$(9,871)
Add: Total stock-based employee compensation (expense) credit determined under fair value based methods for all awards	40	(605)
Less: Compensation expense associated with stock options	52	46
Pro forma net loss	$(9,495)	$(10,430)

Net loss per share:
Basic and diluted - as reported	$(0.34)	$(0.35)
Basic and diluted - pro forma	$(0.33)	$(0.37)

The fair value of the stock options were estimated at the date of grant using the “Black-Scholes” method for option pricing and the following weighted-average assumptions were used for grants made during the three months ended, December 31, 2004 and 2003, respectively:

	Three Months Ended
	December 31, 2004	December 31, 2003
Risk free interest rate	3.00%	2.56%
Dividend Yield	0	0
Volatility Factor	83%	75%
Expected Life (in years)	3.6	4.5
Resulting average fair value	$1.30	$4.12

3.             TOTAL OTHER COMPREHENSIVE LOSS

                Total other comprehensive loss for the three months ended December 31, 2004 and 2003 was $9,662,000 and $10,129,000, respectively.  The difference between total other comprehensive loss and net loss attributable to common stock was comprised of a net unrealized loss on available-for-sale securities.

4.             NET LOSS PER SHARE

                Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Basic net loss per share of common stock is computed by dividing the net loss after deduction of dividends on preferred stock by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by including the additional common shares issuable upon exercise of outstanding options and warrants in the basic weighted average share calculation unless the effect of their inclusion is antidilutive.  For the three months ended December 31, 2004 and 2003, outstanding options and warrants totaled 5,943,000 and 5,602,000, respectively.  As these securities were antidilutive, diluted net loss per share equaled basic loss per share in each respective period.

5.             DEFERRED RENT

                In accordance with SFAS No.13, “Accounting for Leases”, the Company records operating lease rent expenses on a straight-line basis over the lease term, which causes the amount expensed in our financial statements to vary from the actual amounts paid during the period.  This variance is recorded as deferred rent and included in Accrued Expenses.  As of December 31, 2004 and September 30, 2004, the deferred rent balance was $687,000 and $679,000, respectively.

6.             RESTRUCTURING

                In October 2004, the Company implemented a restructuring plan which resulted from the negative outcome of the Company’s confirmatory Phase 3 clinical trial of Ceplene in advanced malignant melanoma patients with liver metastases.  The restructuring plan included a reduction in the Company’s workforce of approximately 50%.  The cost of the severance packages associated with the restructuring, including pay, benefits continuation and outplacement services, totaled approximately $1,189,000 which was expensed in the three months ended December 31, 2004.  Of the total restructuring charges approximately $863,000 was included in research and development expense, approximately $115,000 was included in business development and marketing expense and approximately $211,000 was included in general and administrative expense.  Through December 31, 2004, approximately $925,000 of this amount was paid and the remaining $264,000 will be paid through April 30, 2005.

7.             RELATED PARTY TRANSACTIONS

                In December 2000, the Company entered into a $2.85 million full recourse secured revolving promissory note with an officer of the Company.  The note bears interest at an annual rate of 4.0% and is secured by the officer’s outstanding options and shares of common stock. During the quarter ended September 30, 2002, the Company determined that the note to the officer had become impaired because the Company determined that the officer did not have the ability to repay the loan in full when due and recorded an allowance on the note in the amount of $700,000.  In addition, the Company has not recorded interest income of $308,000 on the note subsequent to June 30, 2002.  During the quarter ended September 30, 2004, the Company recorded $1,333,000 of expense to increase the allowance on the note related to the decrease in the value of the Company stock and stock options held by the officer collateralizing the note, following the negative results of the Company’s confirmatory Phase 3 clinical trial of Ceplene in advanced malignant melanoma patients with liver metastases released in September 2004, and the subsequent decrease in the price of the Company’s common stock.  The entire outstanding balance of principal and interest was due in December 2002.  Since the note came due, the officer has not had sufficient liquid assets to repay the loan in full, however, the officer has paid the Company $394,000 related to the note.   The Company is continuing to review its options and alternatives and intends to continue to pursue collection on the loan. As of December 31, 2004, the recorded outstanding principal and interest balance on the note was $682,000, net of the $2,033,000 allowance.

At December 31, 2004, the Company was owed $910,000, including $13,000 of unrecorded interest, from a former officer resulting from unpaid loans, due in July 2004, that the individuals had with a bank, which the Company guaranteed in July 2001.  The purpose of the bank loans was to allow the payment of income taxes associated with the exercise of stock options.  The Board determined that it was in the Company’s best interest to provide the guarantees to avoid the necessity of the officer selling personal holding of the Company’s securities during a period of depressed market prices.  During the fourth quarter of fiscal year 2002, the Company had determined that it was probable that this former officer would not have the ability to repay his bank loan.  Therefore, the Company had recorded a provision for the guarantee and a liability in the amount of $900,000.  The former officer does not currently have the assets necessary to repay the Company.  The Company holds the stock options of the former officer as collateral.  The Company is reviewing its options and alternatives, has full recourse and intends to continue to pursue collection of the amount from the former officer.  As of December 31, 2004, the recorded outstanding principal and interest balance on the loan was $0, net of the $897,000 allowance.

8.                                      CONTINGENCIES

                In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego, against the Company and two of its officers, alleging fraud and negligent misrepresentation in connection with the Company’s acquisition of Cytovia. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that the Company has no liability for such claims and awarded recovery of the Company’s reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceedings.  In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect.  In June 2004, the plaintiffs filed an Appeal.  On December 10, 2004, the Court of Appeal reversed the judgment of the Superior Court and remanded the lawsuit to the trial court for further proceedings. The Company has filed a petition to the California Supreme Court seeking further appellate review and intends to continue vigorously defending against these claims.

On September 21, 2004, plaintiff Dr. Richard Bassin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company, one officer of the Company and one former officer of the Company, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets during the class period from November 11, 2002 to September 17, 2004, and seeking damages therefore.  Thereafter two similar complaints were filed in the Southern District.  The Company expects that all three of the Southern District complaints will be consolidated into a single action.  No discovery has been conducted.  The complaints have been tendered to the Company’s insurance carrier, which has initially denied coverage.  The Company disputes the initial position taken by the insurance carrier and fully intends to enforce its rights under the policy.

On October 7, 2004, plaintiff Jesus Putnam, purportedly on behalf of the Company, filed a derivative complaint in the Superior Court for the State of California, Count of San Diego, against one officer of the Company, two former officers of the Company and the Company’s entire Board of Directors, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore.  No discovery has been conducted, and plaintiff’s counsel has stipulated to stay the action pending resolution of a motion to dismiss the federal actions.  The complaint has been tendered to the Company’s insurance carrier, which has initially denied coverage.  The Company disputes the initial position taken by the insurance carrier and fully intends to enforce its rights under the policy.

                The Company intends to engage in a rigorous defense against such claims.  No assurances can be made that the Company will be successful in its defense of the pending claims. If the Company is not successful in its defense of such claims, the Company could be forced to, among other things, make significant payments to resolve these claims, and such payments could have a material adverse effect on the Company’s business, financial condition and results of operations if not covered by the Company’s insurance carrier.  The Company has not accrued any expenses related to the above claims as the extent or range of such payments, if any, cannot yet be reasonably estimated.  Further, regardless of success of the litigation, the litigation itself may result in substantial costs and divert management’s attention and resources, all of which could adversely affect the Company’s business.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. Such forward-looking statements include but are not limited to statements regarding plans for the development and commercialization of our drug candidates and future cash requirements. Such statements are only predictions and our actual results could differ materially from those anticipated or projected in such forward-looking statements. Moreover, we assume no responsibility for the accuracy and completeness of the forward-looking statements.  We are under no duty to update any of the forward-looking statements after the date hereof to conform such statements to actual results or to changes in our expectations.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” contained in this Quarterly Report. As a result, you are cautioned not to rely on these forward-looking statements.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q as well as the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

OVERVIEW

We are a global bio-pharmaceutical company with a diverse pipeline of drug candidates for life-threatening cancers and chronic liver diseases.  During the periods encompassed by this Quarterly Report, we have devoted substantially all of our resources to our Ceplene™ (histamine dihydrochloride) and apoptosis modulator product development programs. In June 2000, we acquired Cytovia, Inc., or Cytovia, for $72.9 million in common stock and commenced at that time research and development efforts relating to apoptosis modulator drug candidates. We conduct our research and other product development efforts through a combination of internal efforts and collaborative programs with universities, other clinical research sites, contract research organizations and pharmaceutical companies. Oversight of all external and collaborative programs is conducted by our executive officers and other staff located primarily at our headquarters in San Diego, California.

Our lead drug candidate Ceplene™ (histamine dihydrochloride) is designed to prevent or reverse damage associated with oxidative stress, thereby protecting critical cells and tissues. Because Ceplene modulates basic immune functions, it has the potential to be used in the treatment of a broad range of diseases in which oxidative stress plays an important role. More than 2,000 patients have participated in our 17 completed and ongoing clinical trials of Ceplene, conducted in 20 countries.  In May 2004, we announced the results of our international Phase 3 clinical trial testing the combination of Ceplene plus Interleukin-2, or IL-2, in 320 patients with acute myeloid leukemia, or AML, in complete remission.  The primary endpoint of the Phase 3 trial was achieved using intent-to-treat analysis, as patients treated with the Ceplene/IL-2 combination therapy experienced a statistically significant (p=0.0096) increase in leukemia-free survival compared to patients in the control arm of the trial as assessed by the stratified log-rank test.  AML patients are typically treated with chemotherapy to achieve disease remission, but the majority of patients will ultimately relapse.  The prognosis for AML patients after relapse is dismal, with few long-term survivors.  The Ceplene therapy treats patients during remission (after chemotherapy) with the goal to increase their remission period and prevent relapses.

On January 18, 2005, we announced that based on ongoing correspondence with the United States Food and Drug Administration, or FDA, as well as consultations with external advisors, an additional Phase 3 clinical trial will be necessary to further evaluate Ceplene/IL-2 combination therapy for the treatment of AML patients in complete remission before applying for regulatory approval by the FDA in the United States. We will continue discussions with the FDA regarding trial design, however, given the time and costs required to conduct another Phase 3 clinical trial, we believe that any such trial would need to be done in collaboration with a corporate partner.  We intend to pursue partnering opportunities in the United States related to Ceplene for the treatment of AML. We are also continuing discussions with European Regulators to determine if an additional Phase 3 clinical trial is necessary for European regulatory approval. We will continue to evaluate strategic options related to the above outcomes.

In September 2004, we announced that the confirmatory Phase 3 trial, or M0104 trial, for the treatment of advanced malignant melanoma patients with liver metastases failed to demonstrate an improvement in overall patient survival.  As a result we withdrew our United States New Drug Application, or NDA, seeking approval of Ceplene therapy to treat advanced malignant melanoma patients with liver metastases and closed the treatment protocol approved in April 2004 by the FDA.  In addition, in October 2004 we implemented a restructuring plan that included a reduction of approximately 50% of our workforce, primarily in the area of research and development, to allow sufficient funds to support our operations.  We expensed the total cost of the restructuring, approximately $1,189,000, in the three months ended December 31, 2004.  We expect the workforce reduction to lower what would otherwise be our quarterly expense by $1,107,000.

We have on-going trials of Ceplene that involve the following diseases:

•     Renal cell carcinoma (kidney cancer); and

•     Hepatitis C, the most common blood-borne virus in the United States.

Clinical trials completed to date have suggested that Ceplene can be safely self-administered by most patients in their own homes.

Our researchers have also identified a series of novel cancer drug candidates that are potent inducers of apoptosis, also known as programmed cell death. The compounds were identified through our proprietary high-throughput screening technology that uses a unique live cell screening assay. We have screened approximately one million compounds and have identified drug candidates with unique mechanisms of action that target major cancers such as breast, lung, prostate, and colorectal.  We are currently pursuing the outlicensing of these apoptosis compounds and evaluating whether to independently move one apoptosis compound to an Investigational New Drug, or IND, filing.

Our development activities are supported by clinical collaborations with Schering Plough, Myriad Genetics, and Chiron Corporation.

Our drug candidates are in the development stage, and the generation of revenue from product sales is dependent upon approval by the FDA and international regulatory agencies. We expect to continue to incur losses at least over the next several years as we continue our research and development activities, particularly those relating to Phase 2 and Phase 3 clinical trials of Ceplene, and earlier-stage clinical trials and other research related to the apoptosis modulator technology. Losses may fluctuate from quarter to quarter, and such fluctuations may be substantial as a result of, among other factors, the number and timing of clinical trials conducted, the funding, if any, provided as a result of corporate collaborations, the results of clinical testing, and the timing of FDA or international regulatory filings and approvals. There can be no assurance that we will successfully develop, commercialize, manufacture or market its products or ever achieve or sustain product revenues or profitability.

CRITICAL ACCOUNTING POLICIES

                The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosure of contingent assets and liabilities. These estimates include useful lives for fixed assets, useful lives for intellectual property, estimated lives for license agreements, revenue recognition, allowance for notes receivable, valuation of intellectual property, and estimates for clinical trial expenses incurred but not yet billed.  On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Under different assumptions or conditions these estimates may vary significantly. In addition, actual results may differ materially from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

                Revenue Recognition.  Revenue is generally recognized when all of the following criteria are met: persuasive evidence that an arrangement exists; services have been rendered and are non-refundable; the price is fixed and determinable; and collection is reasonably assured.  All multiple deliverable arrangements are reviewed by us for separability in accordance with EITF 00-21.  If the separability criteria are met, non-refundable upfront technology access fees are accounted for separately.  Upfront technology access fees which are not considered separable from the related research fees are recognized as revenue over the applicable research period as research activities are performed. Milestone payments are recognized when earned and collectibility is assured provided that the milestone events are substantive and the payments approximate the fair value of the milestone. Amounts received but unearned are recorded as deferred revenue.  We are provided with donated materials and services pursuant to the terms of certain of our collaborative agreements.  These donated materials and services are recorded as revenue and expense when used at the fair market value of the material received or the service provided.  Grant funding is recognized as revenue when services are performed under the grant.

Clinical trial expenses.  We account for certain study drug, clinical trial site and other clinical trial costs by estimating the services incurred but not reported for each patient enrolled in each trial. These costs and estimates vary based on the type of clinical trial, the site of the clinical trial, the length of treatment period for each patient and the length of time required to receive formal documentation of the actual expenses incurred. As actual costs become known, we may need to revise our estimated accrual, which could also materially affect our results of operations.

Valuation of Intellectual Property.  We evaluate our patents and licenses for impairment on an annual basis and whenever indicators of impairment exist. During this process, we review our portfolio of pending domestic and international patent applications, domestic and international issued patents, and licenses we have acquired from other parties. To determine if any impairment is present, we consider challenges or potential challenges to its existing patents, the likelihood of applications being issued, the scope of its issued patents, the assessment of future cash flows to be generated from the patents and its experience. In the event that it is determined that an impairment exists where we had previously determined that one did not exist, it may result in a material adjustment to our financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                Collaboration and Research Revenue—For the quarter ended December 31, 2004, collaboration and research revenue was $363,000, a decrease of $1,056,000 or 74% compared to the same period in the prior year.  This decrease was primarily attributable to a decrease in donated drugs and services from Schering Corporation which provided $6,000 in the current quarter and $1,041,000 in the same quarter of the previous year. The decrease in donated drugs and services from Schering was due to a lower number of patients in the treatment phase of our Phase 2 trial, or M0406 trial, which is also known as the Phase 2 triple-drug trial in nonresponder HCV patients. Other revenue recognized during the quarter amounted to $357,000 from license and research agreements with Myriad Genetics Corporation and Promega Corporation, along with a grant from the National Institute of Health.

Research and Development Expenses—Research and development expenses for the quarter ended December 31, 2004 totaled $6,949,000, a decrease of $2,382,000 or 26% over the same period in the prior year.  This decrease was primarily the result of decreased expenses resulting from the current state of our M0406 trial and our M0104 trial, the results of which were announced in September 2004.  In the future we expect to continue incurring substantial research and development expenses due to:

•                  research related to our apoptosis modulator program;

•                  preclinical and clinical testing of our product candidates;

•                  the completion of our ongoing Ceplene clinical trials; and

•                  regulatory-related expenses.

Business Development and Marketing Expenses—Business development and marketing expenses for the quarter ended December 31, 2004 were $982,000, an increase of $339,000 or 53% over the same period of the prior year.  This increase was due to an increase in premarketing activities associated with the potential market launch of Ceplene, primarily related to attendance at industry conferences.

                General and Administrative Expenses—For the quarter ended December 31, 2004, general and administrative expenses were $2,215,000, an increase of $449,000 or 25% from the same period in the prior year which was primarily due to an increase in accounting, legal and consulting expenses.

                Other Income—Investment income was $208,000 for the quarter ended December 31, 2004, a decrease of $262,000 or 56% from the same period in the prior year.  This decrease was primarily the result of a decrease in our cash and short-term investments balances.

                Net Loss Applicable to Common Stock—Net loss applicable to common stock for the quarter ended December 31, 2004 totaled $9,587,000, a decrease of $284,000 or 3% from the same period in the prior year. This decrease was primarily a result of the decrease in research and development expenses, partially offset by increases in marketing and business development and general and administrative expenses and the decrease in collaboration and research revenue, as described above.

LIQUIDITY AND CAPITAL RESOURCES

                We have financed our operations primarily through the sale of our equity securities providing total net proceeds of approximately $323 million, including an initial public offering in 1996, an international follow-on public offering in 1997, private offerings of preferred stock in July and November 1999, a follow-on public offering in February 2000, and a private placement of common stock in September 2003.

                Until required for operations, our policy under established guidelines is to keep our cash reserves in bank deposits, corporate debt securities, United States government instruments and other readily marketable debt instruments, all of which are investment-grade quality.  As of December 31, 2004, we had cash, cash equivalents and investments (including restricted cash of $3.5 million) totaling approximately $40.5 million compared with $52.9 million at September 30, 2004.  As of December 31, 2004, we had working capital of approximately $31.7 million compared with $41.1 million at September 30, 2004.  The decrease in our cash, cash equivalents and short-term investments, and working capital was primarily due to day-to-day operating expenses relating to research and development activities.

                In December 2000, we entered into a $2.85 million full recourse secured revolving promissory note with one of our officers.  The note bears interest at an annual rate of 4.0% and is secured by the officer’s outstanding options and shares of common stock.  During the quarter ended September 30, 2002, we determined that the note to the officer had become impaired because we determined that the officer did not have the ability to repay the loan in full when due and recorded an allowance on the note in the amount of $700,000.  In addition, we have not recorded interest income of $308,000 on the note subsequent to June 30, 2002.  During the quarter ended September 30, 2004, we recorded $1,333,000 of expense to increase the allowance on the note related to the decrease in the value of the Company stock and stock options held by the officer collateralizing the note, following the negative M0104 trial results released in September 2004, and the subsequent decrease in the price of our common stock.  The entire outstanding balance of principal and interest was due in December 2002.  Since the note came due, the officer has not had sufficient liquid assets to repay the loan in full, however, the officer

has paid us $394,000 related to the note.   We are continuing to review our options and alternatives and intend to continue to pursue collection on the loan. As of December 31, 2004, the recorded outstanding principal and interest balance on the note was $682,000, net of the $2,033,000 allowance.

At December 31, 2004, we were owed $910,000, including $13,000 of unrecorded interest, from a former officer resulting from unpaid loans, due in July 2004, that the individuals had with a bank, which we guaranteed in July 2001.  The purpose of the bank loans was to allow the payment of income taxes associated with the exercise of stock options.  The Board determined that it was in our best interest to provide the guarantees to avoid the necessity of the officer selling personal holding of our securities during a period of depressed market prices.  During the fourth quarter of fiscal year 2002, we had determined that it was probable that this former officer would not have the ability to repay his bank loan.  Therefore, we had recorded a provision for the guarantee and a liability in the amount of $900,000.  The former officer does not currently have the assets necessary to repay us.  We hold the stock options of the former officer as collateral.  We are reviewing our options and alternatives, have full recourse and intend to continue to pursue collection of the amount from the former officer.  As of December 31, 2004, the recorded outstanding principal and interest balance on the loan was $0, net of the $897,000 allowance.

                We have term loans with a bank totaling $602,000 at December 31, 2004, the proceeds of which were used to finance capital expenditures.  The term loan agreements contain customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified liquidity terms and the maintenance of our principal depository and operating accounts with the bank.  In addition, we have the choice to either maintain a minimum aggregate balance of $3,500,000 at the institution or to pay the bank a quarterly fee of $2,500.  During the quarter ended December 31, 2004, we maintained the minimum aggregate balance noted above at the bank and were in compliance with all covenants.

The following table summarizes our contractual obligations as of December 31, 2004:

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

CONTRACTUAL OBLIGATIONS
Debt	$796	$742	$54	$—	$—
Capital Lease Obligations	16	16	—	—	—
Severance Obligations	264	264	—	—	—
Operating Lease Commitments	9,895	1,829	3,810	3,265	991

As a development stage enterprise, we anticipate incurring substantial additional losses at least in the near future as we continue to expend substantial amounts on our ongoing and planned clinical trials and our expanded efforts related to our other research and development efforts, including the apoptosis modulator program.  In addition, our cash requirements may fluctuate in future periods as we conduct additional research and development activities, including clinical trials, and undertake efforts associated with the commercial launch of any product candidates that are approved for sale by government regulatory bodies.  Among the activities that may result in an increase in cash requirements are the scope and timing of the Phase 3 Ceplene cancer trials that we recently completed in melanoma, M0104, and AML, M0201, and Phase 2 Ceplene renal cell carcinoma, S02 and S04, and hepatitis C, M0406, clinical trials currently underway, and earlier-stage clinical trials with HD-O and other research related to liver disease and the apoptosis modulator and topical histamine technologies. Other factors that may impact our cash requirements include the results of clinical trials, the scope of other research and development activities, the time required to obtain regulatory approvals, costs associated with defending certain lawsuits currently pending against us, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, and the ability to establish marketing alliances and collaborative arrangements. As a result of these factors, it is difficult to predict accurately the timing and amount of future cash requirements.

We believe that our available cash, cash equivalents and investments at December 31, 2004 will be sufficient to satisfy our funding needs for at least the next 12 months.  To meet our cash requirements, we may pursue the issuance of additional equity securities and corporate collaborative agreements. In December 2003, we filed a shelf registration statement, which will allow us to raise up to $75 million through the sale of various securities in one or more offerings in the future.  Specific prices and terms will be determined at the time of any offering.  The issuance of additional equity securities, if any, could result in substantial dilution to our stockholders. There can be no assurance that additional funding will be available on terms acceptable to us, if at all. The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations.

We are currently pursuing a pharmaceutical collaboration regarding the marketing rights for Ceplene and are pursuing the out-licensing of certain of our apoptosis modulator technologies.  For instance, in March 2004, we announced that we entered into an agreement with Shire BioChem Inc. under which we reacquired the rights to the MX2105 series of vascular targeting agent cancer drug candidates. The MX2105 series was originally licensed in July 2000 to BioChem Pharma, a company that was subsequently acquired by Shire Pharmaceuticals. In July 2003, Shire announced that it was exiting the field of oncology research, creating the opportunity for us to reacquire the rights to the MX2105 series of compounds.  We are currently pursuing the out-licensing of these compounds and in the case of the apoptosis compound evaluating whether to independently move this apoptosis compound to an IND filing.

In November 2003, we entered into an agreement with Myriad under which we licensed our MX90745 series of caspase-inducer anti-cancer compounds to Myriad.  The agreement requires that Myriad make licensing, research and milestone payments to us totaling up to $27 million, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay a royalty on product sales.  In December 2004, Myriad filed an IND with the FDA to begin human clinical trials with this compound.  There can be no assurance that we will be able to enter into any additional agreements on acceptable terms, if at all.

In September 2004, a complaint was filed in Federal Court against us, one officer and one former officer alleging violations of federal securities laws.  Thereafter two similar complaints were filed.  In October 2004, a derivative complaint was filed against one officer, two former officers and our entire Board of Directors alleging, among other things, breach of fiduciary duty arising from allowing purported violations of federal securities laws.  These complaints are more fully discussed in the section entitled Risk Factors contained herein and in footnote 8, “Contingencies” to these condensed consolidated financial statements.  No discovery has been conducted.  The complaints have been tendered to our insurance carrier, however, our carrier has initially denied coverage for these claims.  We dispute the position taken by our insurance carrier and intend to enforce our rights under the policy.  No assurances can be made as to whether we will be successful in our defense of the pending claims. If we are not successful in our defense of such claims, we could be forced to, among other things, make significant payments to resolve these claims.  To the extent such payments are not covered by our insurance carrier, they would have a material adverse effect on our liquidity and capital resources, including the possibility that such payments could fully deplete our cash resources.

We have never paid a cash dividend on our common stock and such payments are prohibited by the terms of our bank loan. We do not contemplate the payment of cash dividends on our common stock in the foreseeable future.

IMPACT OF INFLATION

The impact of inflation on the operations of the Company for the three months ended December 31, 2004 and 2003 was not material.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2004, the Financial Accounting Standards Board, or FASB, issued Statement 123R, “Share-Based Payment”.  The statement is effective at the beginning of the first interim period beginning after June 15, 2005.  This statement requires the measurement of compensation costs for all share-based payments to employees, including grants of employee stock options, at fair value. This statement would also eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25.  We are currently evaluating the effect that the adoption of Statement 123R will have on our financial position and results of operations.

In March 2004, the FASB’s Emerging Issues Task Force issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.  EITF 03-1 requires a three-step model to determine other-than-temporary impairments for all current and future investments in marketable securities, which was originally effective for interim and annual reporting periods beginning after June 15, 2004.  In September 2004, the FASB delayed the requirement to record impairment losses under EITF 03-1 until new guidance is issued.  We do not expect that the adoption of EITF 03-1 will have a material impact on our operating results and financial position.

RISK FACTORS

You should carefully consider the following risk factors and the other information included herein as well as the information included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and other reports and filings made with the Securities and Exchange Commission before investing in our common stock. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

The development of our drug candidates is subject to uncertainties, many of which are beyond our control. If we fail to successfully develop our drug candidates, our ability to generate revenues will be substantially impaired.

Potential products based on our Ceplene, apoptosis modulator and topical histamine gel technologies will require, dependent upon the specific drug candidate, extensive research and development, preclinical testing, clinical testing, collaborative partners to conduct certain clinical trials, regulatory approval and substantial additional investment before we can market them. We cannot assure you that any of our drug candidates will:

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

•              be eligible for third party reimbursement from governmental or private insurers; or

•              achieve market acceptance.

For example, in September 2004, we announced that our confirmatory M0104 trial of Ceplene in combination with IL-2 for the treatment of advanced malignant melanoma patients with liver metastases failed to demonstrate an improvement in overall patient survival, the primary endpoint.  As a result we withdrew our pending NDA seeking approval of Ceplene therapy to treat advanced malignant melanoma patients with liver metastases.

We have not completed final testing for efficacy or safety in humans for the diseases we propose to treat with Ceplene and our other drug candidates. Failure to ultimately obtain approval for Ceplene and our other drug candidates, any delay in our expected testing and development schedules, the failure to engage a collaborative partner, or any elimination of a product development program in its entirety, will negatively impact our ability to generate revenues in the future from the sale of our product candidates.

We may not obtain regulatory clearance to market Ceplene or our other drug candidates on a timely basis, or at all.

Ceplene and our other drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA, European Agency for the Evaluation of Medicinal Products, or EMEA, and other governmental and similar international regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. Even if we believe that preclinical and clinical data are sufficient to support regulatory approval for a drug candidate, the FDA, EMEA and similar international regulatory authorities may not ultimately approve the candidate for commercial sale in any jurisdiction. The FDA, EMEA or similar international regulators may refuse to approve an application for approval of a drug candidate if they believe that applicable regulatory criteria are not satisfied. The FDA, EMEA or similar international regulators may also require additional testing for safety and efficacy.  For example, in May 2004, we announced the results of an international Phase 3 clinical trial testing the combination of Ceplene plus IL-2 in patients with AML in complete remission.  The primary endpoint of the Phase 3 trials was achieved using intent-to-treat analysis, as patients treated with the Ceplene/IL-2 combination therapy experienced a statistically significant increase in leukemia-free survival compared to patients in the control arm of the trial.  In January 2005, we announced that based on ongoing correspondence with the FDA, as well as consultations with external advisors, we determined that an additional Phase 3 clinical trial will be necessary to further evaluate Ceplene plus IL-2 combination therapy for the treatment of AML patients in complete remission before applying for regulatory approval in the United States.   We are continuing discussions with European Regulators to determine if an additional Phase 3 clinical trial is necessary for European regulatory approval.  We have not yet completed our discussions with the European Regulators and we have no assurance that (i) the EMEA or similar regulatory agencies will not require an additional Phase 3 trial, (ii) the EMEA or similar regulatory agencies would approve regulatory filings for drug approval, or (iii) the results from an additional Phase 3 trial would confirm the results from the first Phase 3 trial.

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

We may encounter problems with any of our completed, ongoing or planned clinical studies, including having inadequate resources to conduct clinical trials necessary to obtain regulatory approval. For example, we may encounter delays in commencing studies or enrolling volunteers, lower than anticipated retention rate of volunteers in a trial or serious side effects experienced by study participants relating to the drug candidate. Factors that could affect patient enrollment include the size of the patient enrollment population for the targeted disease, eligibility criteria, proximity of eligible patients to clinical sites, clinical trial protocols and the existence of competing protocols, including competitive financial incentives for patients and clinicians, and existing approved drugs. If we encounter any delay in the commencement, conduct or completion of our clinical studies for Ceplene or our other drug candidates, we may experience the following consequences:

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

We expect to rely on collaborative arrangements for research and development and commercialization of certain drug candidates discovered and developed by us, such as our agreement with Schering Corporation related to our M0406 trial in non-responder hepatitis C patients and our agreement with Myriad related to the MX90745 series of apoptosis-inducer anti-cancer compounds. In addition, we will continue discussions with the FDA regarding the trial design for an additional Phase 3 AML trial, however, given the time and costs required to conduct another Phase 3 clinical trial, the Company believes that such a trial would need to be conducted in collaboration with a corporate partner, and we intend to pursue partnering opportunities in the United States related to Ceplene for the treatment of AML.  We cannot be certain that we will be able to maintain these collaborations or enter into any future collaborative arrangements, that any of our collaborations will be successful or that we will receive revenues from any of these collaborations. The success of these and any future collaborations will depend, in significant part, on our partners’ development and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. If our partners fail to conduct their activities in a timely manner, or at all, preclinical or clinical development of drug candidates under those collaborations could be delayed or terminated. The suspension or termination of our collaborations, the failure of our collaborations to be successful or the delay in the development or commercialization of drug candidates pursuant to our collaborations could harm our business.

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

We intend to rely on collaborative partners to market and sell Ceplene in the United States and in international markets, if approved for sale in such markets, and such arrangements may be sought to market certain other drug candidates in all markets. We have not yet entered into any collaborative arrangement with respect to marketing or selling Ceplene with the exception of agreements relating to Australia, New Zealand and Israel. We cannot guarantee that we will be able to enter into any such arrangements on terms favorable to us, or at all. If we are able to enter into marketing and selling arrangements with collaborative partners, we cannot assure you that such marketing collaborators will apply adequate resources and skills to their responsibilities, or that their marketing efforts will be successful. If we are unable to enter into collaborative arrangements with respect to marketing or selling Ceplene or our marketing collaborators efforts are not successful, our ability to generate revenue from product sales will suffer.

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

We are a development-stage enterprise. We have experienced net losses every year since our inception. Our net losses applicable to common stock were $9.6 million and $9.9 million for quarters ended December 31 2004 and 2003.  As of December 31, 2004, we had an accumulated deficit of approximately $361.1 million. We anticipate incurring substantial additional losses over at least the next several years related to developing and testing our drug candidates and preparing for commercialization and planned market launches of our products. If we do not become profitable, our stock price will be negatively affected, and we may ultimately be forced to discontinue our operations. We may never generate product revenues or become profitable. We expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, some of which could be significant.

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

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego, against us and two of our officers, alleging fraud and negligent misrepresentation in connection with our acquisition of Cytovia. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that we have no liability for such claims and awarded recovery of our reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceedings. In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect. In June 2004, the plaintiffs filed an Appeal. On December 10, 2004, the Court of Appeal reversed the judgment of the Superior Court and remanded the lawsuit to the trial court for further proceedings. We have filed a petition to the California Supreme Court seeking further appellate review and intend to continue vigorously defending against these claims.

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

On October 7, 2004, plaintiff Jesus Putnam, purportedly on behalf of the Company, filed a derivative complaint in the Superior Court for the State of California, Count of San Diego, against Larry G. Stambaugh, Anthony E. Altig, Kurt R. Gehlsen, former Senior Vice President and Chief Scientific Officer, and our entire Board of Directors for alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in our stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore.  No discovery has been conducted, and plaintiff’s counsel has stipulated to stay the action pending resolution of a motion to dismiss the federal actions.  The complaint has been tendered to our insurance carrier, which has initially denied coverage.  We dispute the initial position taken by our insurance carrier and fully intend to enforce our rights under the policy.

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

•                                          failure to enter into a collaborative partnership to conduct additional clinical studies necessary to support regulatory approval of Ceplene therapy in AML patients;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Our exposure to market risk is principally confined to our cash equivalents and investments that have maturities of less than three years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are subject to interest rate risk. We currently do not hedge interest rate exposure. A hypothetical ten percent change in interest rates during the quarter ended December 31, 2004 would have resulted in approximately a $21,000 change in net loss.  The Company has not used derivative financial instruments in its investment portfolio. There have been no significant changes in the types or maturities of investments held from September 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

                We carried out an evaluation, under the supervision and with the participation of our management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report.  Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities Exchange Commission within the required time period.  There have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego, against the Company and two of its officers, alleging fraud and negligent misrepresentation in connection with the Company’s acquisition of Cytovia. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that the Company has no liability for such claims and awarded recovery of the Company’s reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceedings.  In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect.  In June 2004, the plaintiffs filed an Appeal.  On December 10, 2004, the Court of Appeal reversed the judgment of the Superior Court and remanded the lawsuit to the trial court for further proceedings. The Company has filed a petition to the California Supreme Court seeking further appellate review and intends to continue vigorously defending against these claims.

On September 21, 2004, plaintiff Dr. Richard Bassin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company, one officer of the Company and one former officer of the Company, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets during the class period from November 11, 2002 to September 17, 2004, and seeking damages therefore.  Thereafter two similar complaints were filed in the Southern District.  The Company expects that all three of the Southern District complaints will be consolidated into a single action.  No discovery has been conducted.  The complaints have been tendered to the Company’s insurance carrier, which has initially denied coverage.  The Company disputes the initial position taken by the insurance carrier and fully intends to enforce its rights under the policy.

On October 7, 2004, plaintiff Jesus Putnam, purportedly on behalf of the Company, filed a derivative complaint in the Superior Court for the State of California, Count of San Diego, against one officer of the Company, two former officers of the Company and the Company’s entire Board of Directors, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore.  No discovery has been conducted, and plaintiff’s counsel has stipulated to stay the action pending resolution of a motion to dismiss the federal actions.  The complaint has been tendered to the Company’s insurance carrier, which has initially denied coverage.  The Company disputes the initial position taken by the insurance carrier and fully intends to enforce its rights under the policy.

                The Company intends to engage in a rigorous defense against such claims.  No assurances can be made that the Company will be successful in its defense of the pending claims. If the Company is not successful in its defense of such claims, the Company could be forced to, among other things, make significant payments to resolve these claims, and such payments could have a material adverse effect on the Company’s business, financial condition and results of operations if not covered by the Company’s insurance carrier. Further, regardless of success of the litigation, the litigation itself may result in substantial costs and divert management’s attention and resources, all of which could adversely affect the Company’s business.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)
3.3	Bylaws of Registrant. (1)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (3)
4.3	Rights Agreement, dated as of June 15, 2000, between the Registrant and American Stock Transfer & Trust Company, as Rights Agents. (3)
4.4	Form of Rights Certificate. (3)
4.5	Specimen Common Stock certificate. (1)
4.6	Securities Purchase Agreement dated September 22, 2003, between Maxim and the investors whose names appear on the signature pages thereto. (4)
4.7	Registration Rights Agreement dated September 22, 2003, between Maxim and the investors whose names appear on the signature pages thereto. (4)
4.8	Form of Common Stock Purchase Warrant issued to the investors on September 23, 2003. (4)
4.9	Common Stock Purchase Warrant, No. #03-024, to purchase 148,049 shares of the Registrant’s common stock, issued to Merriman Curhan Ford & Co. on September 23, 2003. (5)
10.1	Employment Agreement dated October 18, 2004 between the Registrant and John D. Prunty. (6)*
10.2	Employment Agreement dated December 3, 2004 between the Registrant and Larry G. Stambaugh. (7)*
10.3	Employment Agreement dated December 3, 2004 between the Registrant and Pam G. Gleason. (7)*
10.4	Employment Agreement dated December 3, 2004 between the Registrant and Sharon A. Tonetta, Ph.D. (7)*
31.1	Certification by Larry G. Stambaugh, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by John D. Prunty, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601 of Regulation S-K.

(1)                                  Previously filed together with Registrant’s Registration Statement on Form SB-2 (File No. 333-4854-LA) or amendments thereto and incorporated herein by reference.

(2)                              Previously filed as Exhibit C with Registrant’s Definitive Proxy Statement filed with the SEC on January 16, 2004, and incorporated herein by reference.

(3)                                  Previously filed together with the Registrant’s Current Report on Form 8-A dated June 20, 2000 and incorporated herein by reference.

(4)                                  Previously filed together with Registrant’s Current Report on Form 8-K dated September 22, 2003 and incorporated herein by reference.

(5)                                  Previously filed together with the Registrant’s Annual Report on Form 10-K dated September 30, 2003 and incorporated herein by reference.

(6)                                  Previously filed together with Registrant’s Current Report on Form 8-K dated October 18, 2004 and incorporated herein by reference.

(7)                                  Previously filed together with Registrant’s Current Report on Form 8-K dated December 7, 2004 and incorporated herein by reference.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIM PHARMACEUTICALS, INC.
	By:	/s/ John D. Prunty
John D. Prunty, Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer duly authorized to sign on behalf of the registrant)
Date: February 3, 2005