Form 10-Q
period 2005-03-31
MAXIM PHARMACEUTICALS INC
filed 2005-05-05
CIK 1013351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-14430

MAXIM PHARMACEUTICALS, INC.

 (Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0279983
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8899 University Center Lane, Suite 400, San Diego, CA	92122
(Address of Principal Executive Offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of April 28, 2005 was 28,606,141.

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	As of March 31 2005	As of September 30 2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,634	$10,658
Investments in marketable securities, available for sale	27,491	38,746
Accrued interest and other current assets	2,048	2,354
Total current assets	31,173	51,758

Restricted cash and cash equivalents	3,500	3,500
Property and equipment, net	2,762	3,579
Patents and licenses, net	4,857	4,393
Notes receivable from officer and former officer, net of allowance of $3,254,000 and $2,930,000 at March 31, 2005 and September 30, 2004, respectively	358	682
Deposits and other assets	218	273
Total assets	$42,868	$64,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,070	$5,311
Accrued expenses	2,914	4,177
Notes payable and current portion of long-term debt and obligations under capital leases	535	1,071
Deferred revenue	75	131
Total current liabilities	5,594	10,690

Long-term debt and obligations under capital leases, excluding current portion	13	96

Commitments and contingencies

Stockholders’ Equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2005 and September 30, 2004	—	—
Common stock, $.001 par value, 60,000,000 shares authorized; 28,606,141 and 28,561,091 shares issued and outstanding at March 31, 2005 and September 30, 2004, respectively	29	28
Additional paid-in capital	405,183	405,031
Deficit accumulated during the development stage	(367,697)	(351,472)
Accumulated other comprehensive loss	(254)	(188)
Total stockholders’ equity	37,261	53,399
Total liabilities and stockholders’ equity	$42,868	$64,185

See Accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share amounts)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

					From Inception (October 23, 1989)
	Three Months Ended March 31		Six Months Ended March 31		Through
	2005	2004	2005	2004	March 31, 2005

Collaboration and research revenue	$1,120	$1,273	$1,483	$2,692	$20,419

Operating expenses:
Research and development	5,119	8,363	12,068	17,694	265,771
Business development and marketing	482	647	1,464	1,290	27,739
General and administrative	1,985	1,589	4,200	3,355	51,178
Amortization of goodwill and other acquisition-related intangible assets	—	—	—	—	2,955
Purchased in-process technology	—	—	—	—	42,300
Provisions for note receivable and loan guarantee to/for officers	324	—	324	—	3,254
Total operating expenses	7,910	10,599	18,056	22,339	393,197

Loss from operations	(6,790)	(9,326)	(16,573)	(19,647)	(372,778)

Other income (expense):
Investment income	163	407	371	877	31,693
Gain on sale of assets	—	—	—	—	4,435
Interest expense	(10)	(20)	(24)	(43)	(2,889)
Other income (expense)	(1)	—	1	3	21
Total other income	152	387	348	837	33,260

Loss before cumulative effect of accounting change and preferred stock dividends	(6,638)	(8,939)	(16,225)	(18,810)	(339,518)

Cumulative effect of accounting change	—	—	—	—	(28,179)

Net loss before preferred stock dividends	(6,638)	(8,939)	(16,225)	(18,810)	(367,697)
Dividends on preferred stock	—	—	—	—	5,496

Net loss applicable to common stock	$(6,638)	$(8,939)	$(16,225)	$(18,810)	$(373,193)

Basic and diluted net loss per share of common stock	$(0.23)	$(0.32)	$(0.57)	$(0.67)

Weighted average shares outstanding	28,599,419	28,034,279	28,580,045	28,010,377

See Accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

			From Inception (October 23, 1989)
	Six Months Ended March 31		Through
	2005	2004	March 31, 2005
OPERATING ACTIVITIES:
Net loss	$(16,225)	$(18,810)	$(367,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	851	844	15,118
Stock contributions to 401(k) plan	—	—	643
Cumulative effect of accounting change	—	—	28,179
Stock-based compensation	59	205	1,616
Loss on disposal of property and equipment	123	20	427
Provision for note receivable for officer and loan guarantee for former officer	324	—	3,254
Purchased in-process technology	—	—	44,946
Gain on sale of assets	—	—	(2,146)
Amortization of premium on investments	—	—	535
Cumulative effect of reorganization	—	—	1,153
Gain on sale of subsidiary	—	—	(2,288)
Other	—	—	160
Changes in operating assets and liabilities:
Accrued interest and other current assets	437	(180)	538
Deposits and other assets	55	(127)	(714)
Accounts payable	(3,241)	(2,296)	978
Accrued expenses	(1,263)	100	1,617
Deferred revenue	(56)	536	75
Net cash used in operating activities	(18,936)	(19,708)	(273,606)

INVESTING ACTIVITIES:
Purchases of marketable securities	—	(48,628)	(503,492)
Sales and maturities of marketable securities	11,189	49,260	476,250
Purchases of property and equipment	(19)	(261)	(11,583)
Additions to patents and licenses	(649)	(619)	(8,168)
Net proceeds from sale of assets	47	—	3,499
Cash acquired in acquisition of business	—	—	1,121
Net cash provided by (used in) investing activities	10,568	(248)	(42,373)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of stock options and warrants	94	442	281,420
Net proceeds from issuance of preferred stock	—	—	41,298
Payment of preferred stock dividends	—	—	(302)
Proceeds from issuance of notes payable and long-term debt	—	—	9,318
Restricted cash	—	—	(3,500)
Payments on notes payable, long-term debt, and capital lease obligations	(750)	(777)	(10,661)
Proceeds from issuance of notes payable to related parties	—	—	4,982
Payments on notes payable to related parties	—	—	(1,330)
Loan to officer	—	122	(3,612)
Net cash provided by (used in) financing activities	(656)	(213)	317,613

Net increase (decrease) in cash and cash equivalents	(9,024)	(20,169)	1,634

Cash and cash equivalents at beginning of period	10,658	32,861	—

Cash and cash equivalents at end of period	$1,634	$12,692	$1,634

Noncash investing activities:
Acquisition of property and equipment under capital lease	$—	$51	$270
Increase (decrease) in fair value of securities available for sale	$(66)	$(391)	$400

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

The information at March 31, 2005 and for the three and six months ended March 31, 2005 and 2004 and from inception (October 23, 1989) through March 31, 2005 is unaudited. In the opinion of the Company, these condensed consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2005 and September 30, 2004, and the condensed consolidated results of operations for the three and six months ended March 31, 2005 and 2004 and from inception (October 23, 1989) through March 31, 2005. The condensed consolidated results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended September 30, 2004.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Option Plans-The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  Compensation expense associated with stock options to employees was $0 and $6,000 for the three months ended March 31, 2005 and 2004, respectively, and $52,000 for each of the six month periods ended March 31, 2005 and 2004, respectively.  Compensation expense to non-employees was $2,000 and $56,000 for the three months ended March 31, 2005 and 2004, respectively, and $7,000 and $153,000 for the six months ended March 31, 2005 and 2004.  No other stock-based employee compensation cost is reflected in net loss, as all options granted under our stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation, in thousands, except per share data.

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net loss, as reported	$(6,638)	$(8,939)	$(16,225)	$(18,810)
Add: Total stock-based employee compensation expense determined under fair value based methods for all awards	(402)	(949)	(361)	(1,557)
Less: Compensation expense associated with stock options	0	6	52	52
Pro forma net loss	$(7,040)	$(9,882)	$(16,534)	$(20,315)

Net loss per share:
Basic and diluted-as reported	$(0.23)	$(0.32)	$(0.57)	$(0.67)
Basic and diluted- pro forma	$(0.25)	$(0.35)	$(0.58)	$(0.73)

The fair value of the stock options were estimated at the date of grant using the “Black-Scholes” method for option pricing and the following weighted-average assumptions were used for grants made during the three and six months ended, March 31, 2005 and 2004, respectively:

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Risk free interest rate	2.89%	2.00%	2.95%	2.33%
Dividend Yield	0	0	0	0
Volatility Factor	83%	75%	83%	75%
Expected Life (in years)	2.90	3.02	3.31	3.85
Resulting average fair value	$0.97	$4.63	$1.19	$4.33

3.                                      TOTAL OTHER COMPREHENSIVE LOSS

Total other comprehensive loss for the three months ended March 31, 2005 and 2004 was $6,629,000 and $9,072,000, respectively.  Total other comprehensive loss for the six months ended March 31, 2005 and 2004 was $16,291,000 and $19,201,000, respectively.  The difference between total other comprehensive loss and net loss attributable to common stock was composed of a net unrealized loss on available-for-sale securities.

4.                                      NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128 “Earnings per Share”. Basic net loss per share of common stock is computed by dividing the net loss after deduction of dividends on preferred stock by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by including the additional common shares issuable upon exercise of outstanding options and warrants in the basic weighted average share calculation unless the effect of their inclusion is antidilutive.  As of March 31, 2005 and 2004, outstanding options and warrants totaled 5,877,000 and 5,769,000, respectively.  As these securities were antidilutive, diluted loss per share equaled basic loss per share in each respective period.

5.                                      DEFERRED RENT

In accordance with SFAS No.13, “Accounting for Leases”, the Company records operating lease rent expenses on a straight-line basis over the lease term, which causes the amount expensed in our financial statements to vary from the actual amounts paid during the period.  This variance is recorded as deferred rent and included in Accrued Expenses on the accompanying condensed consolidated balance sheets.  As of March 31, 2005 and 2004, the deferred rent balance was $692,000 and $640,000, respectively.

6.                                      RESTRUCTURING

In February 2005, the Company announced an involuntary workforce reduction of twelve employees as part of a plan to realign its resources and corporate objectives based upon several factors, including that an additional phase 3 trial of Ceplene therapy for the treatment of Acute Myeloid Leukemia is necessary before submitting a New Drug Application to the United States Food and Drug Administration.  The cost of the severance packages associated with the workforce reduction, including pay, benefits continuation and outplacement services, totaled approximately $314,000 which was expensed in the three months ended March 31, 2005.  In October 2004, the Company implemented a restructuring plan which resulted from the negative outcome of the Company’s confirmatory Phase 3 clinical trial of Ceplene in advanced malignant melanoma patients with liver metastases.  The restructuring plan included a reduction in the Company’s workforce of approximately 50%.  The cost of the severance packages associated with the restructuring, including pay, benefits continuation and outplacement services, totaled approximately $1,189,000 which was expensed in the three months ended December 31, 2004.  Of the total $1,503,000 of restructuring charges approximately $1,002,000 was included in research and development expense, approximately $155,000 was included in business development and marketing expense and approximately $346,000 was included in general and administrative expense for the six months ended March 31, 2005.  Through March 31, 2005, approximately $1,324,000 of this amount was paid and the remaining $179,000 will be paid through September 30, 2005.

In the quarter ended March 31, 2005, related to the realignment of its resources and corporate objectives, the Company recorded a net write-down of $120,000, which is recorded in General and Administrative expense in the accompanying condensed consolidated statements of operations, for abandonment of  property and equipment.

7.                                      RELATED PARTY TRANSACTIONS

In December 2000, the Company entered into a $2.85 million full recourse secured revolving promissory note with an officer of the Company.  The note bears interest at an annual rate of 4.0% and is secured by the officer’s outstanding options and shares of common stock. During the quarter ended September 30, 2002, the Company determined that the note to the officer had become impaired because the Company determined that the officer did not have the ability to repay the loan in full when due and recorded an allowance on the note in the amount of $700,000.  The Company has subsequently recorded $1,657,000 of expense, including $324,000 during the quarter ended March 31, 2005, to increase the allowance on the note related to the decrease in the value of the Company stock and stock options held by the officer collateralizing the note.  In addition, the Company has not recorded interest income of $337,000 on the note subsequent to June 30, 2002.  The entire outstanding balance of principal and interest was due in December 2002.  Since the note came due, the officer has not had sufficient liquid assets to repay the loan in full, however, the officer has paid the Company $394,000 related to the note.   The Company is continuing to review its options and alternatives and intends to continue to pursue collection on the loan. As of March 31, 2005, the recorded outstanding principal and interest balance on the note was $358,000, net of the $2,357,000 allowance.

At March 31, 2005, the Company was owed $901,000, including $4,000 of unrecorded interest, from a former officer resulting from an unpaid loan, due in July 2004, that the individual had with a bank, which the Company guaranteed in July 2001.  The purpose of the bank loan was to allow the payment of income taxes associated with the exercise of stock options.  The Board determined that it was in the Company’s best interest to provide the guarantee to avoid the necessity of the officer selling personal holdings of the Company’s securities during a period of depressed market prices.  During the fourth quarter of fiscal year 2002, the Company had determined that it was probable the former officer would not have the ability to repay his bank loan.  Therefore, the Company had recorded a provision for the guarantee and a liability in the amount of $900,000, $3,000 of which was subsequently reversed.  The former officer does not currently have the assets necessary to repay the Company.  The Company holds the stock options of the former officer as collateral.  The Company is reviewing its options and alternatives, has full recourse and intends to continue to pursue collection of the amount from the former officer.  As of March 31, 2005, the recorded outstanding principal and interest balance on the loan was $0, net of the $897,000 allowance.

8.                                      CONTINGENCIES

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in
San Diego, against the Company and two of its officers, alleging fraud and negligent misrepresentation in connection with the Company’s acquisition of Cytovia. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that the Company has no liability for such claims and awarded recovery of the Company’s reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceedings.  In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect.  In June 2004, the plaintiffs filed an Appeal.  In December  2004, the Court of Appeal reversed the judgment of the Superior Court and remanded the lawsuit to the trial court for further proceedings.  The Company intends to file a petition to the United States Supreme Court seeking further appellate review and to continue vigorously defending against these claims.

On September 21, 2004, plaintiff Dr. Richard Bassin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company, one officer of the Company and one former officer of the Company, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets during the class period from November 11, 2002 to September 17, 2004, and seeking damages therefore.  Thereafter two similar complaints were filed in the Southern District.  The actions were consolidated and in March 2005, the plaintiffs filed a consolidated amended complaint.  The Company has until May 2005 to file a motion to dismiss or otherwise respond to the complaint.  The complaint has been tendered to the Company’s insurance carrier, which has denied coverage.  The Company disputes the position taken by the insurance carrier and fully intends to enforce its rights under the policy.

On October 7, 2004, plaintiff Jesus Putnam, purportedly on behalf of the Company, filed a derivative complaint in the Superior Court for the State of California, County of San Diego, against one officer of the Company, two former officers of the Company and the Company’s entire Board of Directors, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore.  No discovery has been conducted, and plaintiff’s counsel has stipulated to stay the action pending resolution of a motion to dismiss the federal actions.  The complaint has been tendered to the Company’s insurance carrier, which has denied coverage.  The Company disputes the position taken by the insurance carrier and fully intends to enforce its rights under the policy.

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

OVERVIEW

We are a biopharmaceutical company dedicated to developing innovative cancer therapeutics.  Our lead drug candidate is Ceplene™ (histamine dihydrochloride), which has shown a statistically significant improvement in leukemia free survival in a Phase 3 clinical trial as a remission maintenance therapy for patients with acute myeloid leukemia (AML).  We are currently seeking a strategic partnership to complete commercialization and further development of Ceplene in AML and other indications.  We are also discovering and developing small-molecule apoptosis inducers to treat cancer using our proprietary high-throughput screening technology and our chemical genetics approach.  This program has identified four lead oncology candidates that are proceeding to clinical trials independently and through collaborations.  The most advanced candidate from the program is entering a Phase 1 trial through collaboration with Myriad Genetics.

During the periods encompassed by this Quarterly Report, we have devoted substantially all of our resources to our histamine therapy and apoptosis modulator product development programs. We conduct our research and other product development efforts through a combination of internal efforts and collaborative programs with universities, other clinical research sites, contract research organizations and pharmaceutical companies. Oversight of all external and collaborative programs is conducted by our executive officers and other staff located primarily at our headquarters in San Diego, California.

Ceplene is designed to prevent or reverse damage associated with oxidative stress,

thereby protecting critical cells and tissues. Because Ceplene modulates basic immune functions, it has the potential to be used in the treatment of a broad range of diseases in which oxidative stress plays an important role.  More than 2,000 patients have participated in our 17 completed and ongoing clinical trials of Ceplene, conducted in 20 countries.

In March 2005, we retained Piper Jaffray & Co. to advise and assist in identifying and evaluating our strategic options.  Piper Jaffray & Co. is a leading investment bank serving the life science industry.  Working with Piper Jaffray, we are currently seeking and evaluating strategic transactions aimed at effectively leveraging and building on our assets in order to improve stockholder value.  These potential transactions may include a variety of different business arrangements, including spin-offs, acquisitions, strategic partnerships, joint ventures, restructurings, divestitures, business combination and investments.  We cannot assure you that any such transactions will be consummated on favorable terms or at all, will in fact enhance stockholder value, or will not adversely affect our business or the trading price of our stock.  Any such transactions may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results.

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

On January 18, 2005, we announced that based on correspondence with the United States Food and Drug Administration, or FDA, as well as consultations with external advisors regarding the AML clinical results, that an additional Phase 3 clinical trial will be necessary to further evaluate Ceplene/IL-2 combination therapy for the treatment of AML patients in complete remission before applying for regulatory approval by the FDA in the United States.  Given the time and costs required to conduct another Phase 3 clinical trial, we believe that any such trial would need to be done in collaboration with a corporate partner.  We are continuing to evaluate the possibility of filing for approval in Europe based on the above study without conducting an additional clinical trial.  We are seeking a worldwide strategic partner to advance the development and potential commercialization of Ceplene in AML and other indications.  We will continue to evaluate strategic options related to our regulatory evaluations and partnering efforts.

In September 2004, we announced that the confirmatory Phase 3 trial, or M0104 trial, for the treatment of advanced malignant melanoma patients with liver metastases failed to demonstrate an improvement in overall patient survival.  As a result, we withdrew our United States New Drug Application, or NDA, seeking approval of Ceplene therapy to treat advanced malignant melanoma patients with liver metastases and closed the treatment protocol approved by the FDA in April 2004.  In addition, in October 2004 we implemented a restructuring plan that included a reduction of approximately 50% of our workforce, primarily in the area of research and development, to allow sufficient funds to support our operations.  In February 2005, we announced that we further reduced our workforce by 12 employees, primarily in areas associated with Ceplene development.  We expensed the total cost of these restructurings, approximately $314,000, in the three months ended March 31, 2005, and approximately $1,189,000, in the three months ended December 31, 2004.  We expect these two workforce reductions to lower what would otherwise be our quarterly expense by $1,392,000.

In February 2005, we announced the preliminary results from our Phase 2 Ceplene trials treating patients with Hepatitis C.  Our Phase 2 trial (M0406) of Ceplene in combination with PEG-Intron® (peginterferon alfa-2b) and Rebetol® (ribavirin, USP) for the treatment of hepatitis C patients who failed to respond to previous therapy, which was conducted in cooperation with Schering-Plough Corporation, did not improve virological response compared to treatment with the PEG-Intron and Rebetol alone.

In February 2005, we also announced the results from two investigator-driven studies with Ceplene plus IL-2 versus IL-2 alone in patients with metastatic renal cell carcinoma.  The study performed in Denmark showed a trend towards improvement in patients treated with Ceplene plus IL-2 versus IL-2 alone in overall survival (p=0.08), but not tumor response.  In the second study performed in the United Kingdom, there was no difference in overall survival or tumor response in patients treated with Ceplene plus IL-2 compared to treatment with IL-2 alone.

Clinical trials completed to date suggest that Ceplene can be safely self-administered by most patients in their own homes.

We are discovering and developing a series of novel cancer drug candidates that are potent inducers of apoptosis, or programmed cell death. The apoptosis program is focused on discovering and developing small-molecule apoptosis inducers to treat cancer using a proprietary high-throughput screening technology and our chemical genetics approach.  The most advanced candidate from this program has entered a Phase 1 trial through a collaboration with Myriad Genetics.  We anticipate that three additional lead candidates identified through this program will advance towards clinical trials independently and through collaborations over the next 12 to 18 months.

Although focused on cancer, the apoptosis program has wider applicability since apoptosis is relevant to a broad range of diseases and conditions.  Our proprietary live cell high throughput screening technology can screen over 30,000 compounds per day to identify small-molecule compounds that modulate – either positively or negatively – the caspase cascade leading to apoptosis.  This technology has high specificity and is amenable to most cell lines.  The cell-based assay allows for the identification of compounds that induce or inhibit apoptosis regardless of stimuli, mode of action or mechanism.  Approximately one million compounds have been screened to date.  We have recently acquired additional compounds for our compound library and we are initiating a new screening campaign.

Our screening technology is particularly versatile and can be adapted for almost any cell type that can be cultured, and it can measure caspase activation inside multiple cell types (e.g. cancer cells, immune cells, or cell lines from different organ systems or genetically engineered cells).  This allows the researchers to find potential drug candidates that are selective for specific cancer types, which may help identify candidates that provide increased therapeutic benefit and reduced toxicity.  For example, we are developing an assay to identify compounds that are selective for the myc oncogene, which is over-expressed in many types of cancers.  The versatility of the platform also allows for application beyond cancer, such as inflammatory disease where we have developed an assay to identify immunosuppressive agents selective for B and T cells.

All of our drug candidates are in the development stage, and the generation of revenue from product sales is dependent upon approval by the FDA and international regulatory agencies. We expect to continue to incur losses at least over the next several years as we continue research and development activities related to our apoptosis modulator technology, seek a worldwide development and marketing partnership for Ceplene and our oral histamine and topical histamine technology and pursue a strategic transaction. Losses may fluctuate from quarter to quarter, and such fluctuations may be substantial as a result of, among other factors, the number and timing of clinical trials conducted, the funding, if any, provided as a result of corporate collaborations, the results of clinical testing, and the timing of FDA or international regulatory filings and approvals. There can be no assurance that we will successfully develop, commercialize, manufacture or market our products or ever achieve or sustain product revenues or profitability.

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

Valuation of Intellectual Property.  We evaluate our patents and licenses for impairment on an annual basis and whenever indicators of impairment exist. During this process, we review our portfolio of pending domestic and international patent applications, domestic and international issued patents, and licenses we have acquired from other parties. To determine if any impairment is present, we consider challenges or potential challenges to our existing patents, the likelihood of applications being issued, the scope of our issued patents, the assessment of future cash flows to be generated from the patents and our experience. In the event that it is determined that an impairment exists where we had previously determined that one did not exist, it may result in a material adjustment to our financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004

Collaboration and Research Revenue.  For the quarter ended March 31, 2005, collaboration and research revenue was $1,120,000, a decrease of $153,000 or 12% compared to the same period in the prior year.  This decrease was primarily attributable to the decrease in donated drugs and services from Schering Corporation which provided $6,600 in the current quarter and $646,000 in the same quarter of the previous year. The decrease in donated drugs and services from Schering is because the human testing for M0406 trial was completed in December 2004.  The decrease is offset by a $500,000 increase in collaboration revenue from Myriad Genetics Inc. (Myriad), a collaboration that we entered into in November 2003.  The Myriad Agreement provided $1 million of revenue in the current quarter, compared to $500,000 of revenue in the same period in the prior year.  In March 2005, Myriad achieved a development milestone with the dosing of the first patient in a phase 1 trial.

For the six months ended March 31, 2005, collaboration and research revenue was $1,483,000, a decrease of $1,209,000 or 45% over the same period in the prior year.  As noted above, this decrease was primarily attributable to a decrease in donated drugs and services from our collaboration with Schering which provided $12,900 in the six month period ended March 31, 2005 compared to $1,693,000 in the same period of the previous year.  The decrease was offset by an increase of $533,000 of revenue from our collaboration with Myriad.

Research and Development Expenses.  Research and development expenses for the quarter ended March 31, 2005 totaled $5,119,000, a decrease of $3,244,000 or 39% over the same period in the prior year.  Research and development expenses for the six months ended March 31, 2005 totaled $12,068,000, a decrease of $5,626,000 or 32% over the same period in the prior year.  These decreases are primarily due to the decrease in clinical trial activity because our Ceplene clinical trials are winding down.  For the three and six month periods ended March 31, 2005, restructuring expenses of $139,000 and $1,002,000 were recorded in research and development expenses.

In the future we expect to continue incurring additional research and development expenses due to:

•                  research related to our apoptosis modulator program;

•                  preclinical and clinical testing of our product candidates;

•                  the wind down of our Ceplene clinical trials; and

•                  regulatory-related expenses.

Business Development and Marketing Expenses.  Business development and marketing expenses for the quarter ended March 31, 2005 were $482,000, a decrease of $165,000 or 26% over the same period of the prior year.  The decrease is primarily due to the work force reductions. For the six months ended March 31, 2005, business development and marketing expenses were $1,464,000, an increase of $174,000 or 13% over the same period in the prior year.  The increase is due to an increase in premarketing activities associated with the potential market launch of Ceplene, primarily related to attendance at industry conferences.  For the three and six month periods ended March 31, 2005, restructuring expenses of $40,000 and $155,000 were recorded in business development and marketing expenses.

General and Administrative Expenses.  For the quarter ended March 31, 2005, general and administrative expenses were $1,985,000, an increase of $396,000 or 25% from the same period in the prior year.  For the six months ended March 31, 2005, general and administrative expenses were $4,200,000, an increase of $845,000 or 25% from the same period in the prior year.  These increases were primarily due to an increase in accounting, legal and consulting expenses.  For the three and six month periods ended March 31, 2005, restructuring expenses of $255,000 and $466,000 were recorded in general and administrative expenses, including a $120,000 write-down for excess or idle property and equipment.

Provision for note receivable from an officer.  For the quarter ended March 31, 2005, the Company recorded expense of $324,000 for an additional allowance on a note receivable from an officer of the Company due to the decrease in the value of the Company stock and stock options held by the officer collateralizing the note.  The Company performs quarterly impairment analyses for the note receivable.  There was no similar expense in the similar period of the prior year.  For further information refer to the Liquidity and Capital Resource section of this MD&A or Footnote 7 of the financial statements, “Related Party Transactions”.

Investment Income.  Investment income was $163,000 for the quarter ended March 31, 2005, a decrease of $244,000 or 60% from the same period in the prior year.  Investment income was $371,000 for the six months ended March 31, 2005, a decrease of $506,000 or 58% from the same period in the prior year.  This decrease was a result of a decrease in our cash and short-term investment balances.

Net Loss Applicable to Common Stock.  Net loss applicable to common stock for the quarter ended March 31, 2005 totaled $6,638,000, a decrease of $2,301,000 or 26% from the same period in the prior year. This decrease was primarily a result of the decrease in research and development expenses, partially offset by the increase in general and administrative expenses and the provision for the note receivable from the officer, as described above.

Net loss applicable to common stock for the six months ended March 31, 2005 totaled $16,225,000, a decrease of $2,585,000 or 14% from the same period in the prior year.  This decrease was primarily a result of the decrease in research and development expenses, partially offset by the increase in general and administrative expenses and the provision for the note receivable from the officer and the decrease in collaboration and research revenue, as described above.

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

Until required for operations, our policy under established guidelines is to keep our cash reserves in bank deposits, corporate debt securities, United States government instruments and other readily marketable debt instruments, all of which are investment-grade quality.  As of March 31, 2005, we had cash, cash equivalents and investments (including restricted cash of $3.5 million) totaling approximately $32.6 million compared with $52.9 million at September 30, 2004.  As of March 31, 2005, we had working capital of approximately $25.6 million compared with $41.1 million at September 30, 2004.  The decrease in our cash, cash equivalents and short-term investments, and working capital was primarily due to day-to-day operating expenses relating to research and development activities.

In December 2000, we entered into a $2.85 million full recourse secured revolving promissory note with an officer of the Company.  The note bears interest at an annual rate of 4.0% and is secured by the officer’s outstanding options and shares of common stock.  During the quarter ended September 30, 2002, we determined that the note to the officer had become impaired because we determined that the officer did not have the ability to repay the loan in full when due and recorded an allowance on the note in the amount of $700,000.  We have subsequently recorded $1,657,000 of expense, including $324,000 during the quarter ended March 31, 2005, to increase the allowance on the note related to the decrease in the value of the Company stock and stock options held by the officer collateralizing the note.  In addition, we have not recorded interest income of $337,000 on the note subsequent to June 30, 2002.  The entire outstanding balance of principal and interest was due in December 2002.  Since the note came due, the officer has not had sufficient liquid assets to repay the loan in full, however, the officer has paid us $394,000 related to the note.   We are continuing to review our options and alternatives and intend to continue to pursue collection on the loan. As of March 31, 2005, the recorded outstanding principal and interest balance on the note was $358,000, net of the $2,357,000 allowance.

At March 31, 2005, we were owed $901,000, including $4,000 of unrecorded interest, from a former officer resulting from an unpaid loan, due in July 2004, that the individual had with a bank, which we guaranteed in July 2001.  The purpose of the bank loan was to allow the payment of income taxes associated with the exercise of stock options.  The Board determined that it was in our best interest to provide the guarantee to avoid the necessity of the officer selling personal holdings of our securities during a period of depressed market prices.  During the fourth quarter of fiscal year 2002, we had determined that it was probable the former officer would not have the ability to repay his bank loan.  Therefore, we had recorded a provision for the guarantee and a liability in the amount of $900,000, $3,000 of which was subsequently reversed.  The former officer does not currently have the assets necessary to repay us.  We hold the stock options of the former officer as collateral.  We are reviewing our options and alternatives, have full recourse and intend to continue to pursue collection of the amount from the former officer.  As of March 31, 2005, the recorded outstanding principal and interest balance on the loan was $0, net of the $897,000 allowance.

We have term loans with a bank totaling $396,000 at March 31, 2005, the proceeds of which were used to finance capital expenditures.  The term loan agreements contain customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified liquidity terms and the maintenance of our principal depository and operating accounts with the bank.  In addition, we have the choice to either maintain a minimum aggregate balance of $3,500,000 at the institution or to pay the bank a quarterly fee of $2,500.  During the quarter ended March 31, 2005, we maintained the minimum aggregate balance noted above at the bank and were in compliance with all covenants.

The following table summarizes our contractual obligations as of March 31, 2005:

	Payments due by Period (in thousands)
		Less than 1			More than 5
	Total	Year	1-3 Years	3-5 Years	Years

CONTRACTUAL OBLIGATIONS

Debt	$537	$524	$13	$—	$—
Capital Lease Obligations	11	11	—	—	—
Severance Obligations	179	179	—	—	—
Operating Lease Commitments	9,573	1,985	3,851	3,112	625

In September 2004, a complaint was filed in Federal Court against us, one officer and one former officer alleging violations of federal securities laws.  Thereafter two similar complaints were filed.  The actions were consolidated and in March 2005, the plaintiffs filed a consolidated amended complaint.  In October 2004, a derivative complaint was filed against one officer, two former officers and our entire Board of Directors alleging, among other things, breach of fiduciary duty arising from allowing purported violations of federal securities laws.  No discovery has been conducted. The complaints have been tendered to our insurance carrier, however, our carrier has denied coverage for these claims.  We dispute the position taken by our insurance carrier and intend to enforce our rights under the policy.  In addition, in December 2004, the Court of Appeal reversed the judgment of the Superior Court and remanded to the trial court for further proceedings complaints filed in October 2001 and May 2002 by certain former shareholders of Cytovia, a Company we acquired in 2000.  The complaints, against us and two of our officers, allege fraud and negligent misrepresentation in connection with our acquisition of Cytovia.  These complaints are more fully discussed in the section entitled Risk Factors contained herein and in footnote 8, “Contingencies” to these condensed consolidated financial statements.  No assurances can be made as to whether we will be successful in our defense of the pending claims. If we are not successful in our defense of such claims, we could be forced to, among other things, make significant payments to resolve these claims.  To the extent such payments are not covered by our insurance carrier, they would have a material adverse effect on our liquidity and capital resources, including the possibility that such payments could fully deplete our cash resources.

As a development stage enterprise, we anticipate incurring additional losses, at least in the near future as we continue to expend amounts on our research and development activities related to our apoptosis modulator technology, seek a worldwide development and marketing partnership for Ceplene and our oral histamine and topical histamine technology and pursue a strategic transaction. In addition, our cash requirements may fluctuate in future periods as we conduct additional research and development activities, including clinical trials, and undertake efforts associated with the commercial launch of any product candidates that are approved for sale by government regulatory bodies.  The following activities could result in an increase in cash requirements:  if after discussions with European regulators and consultants, we decide to pursue European regulatory approval for Ceplene in AML, costs associated with pursuing a strategic transaction and other research related to liver disease, the apoptosis modulator and topical histamine technologies. Other factors that may impact our cash requirements include: the results of clinical trials, the scope of other research and development activities, the time required to obtain regulatory approvals, costs associated with defending certain lawsuits currently pending against us, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, and the ability to establish marketing alliances and collaborative arrangements. As a result of these factors, it is difficult to predict accurately the timing and amount of future cash requirements. However based on the corporate restructuring as previously discussed and the completion of Ceplene trials, we expect that in fiscal year 2005 our use of cash in operations will be lower than fiscal year 2004.

In March 2005, we retained Piper Jaffray & Co. to advise and assist in identifying and evaluating our strategic options.  Piper Jaffray & Co. is a leading investment bank serving the life science industry.  Working with Piper Jaffray, we are currently seeking and evaluating strategic transactions aimed at effectively leveraging and building on our assets in order to improve stockholder value.  These potential transactions may include a variety of different business arrangements, including spin-offs, acquisitions, strategic partnerships, joint ventures, restructurings, divestitures, business combination and investments.  We cannot assure you that any such transactions will be consummated on favorable terms or at all, will in fact enhance stockholder value, or will not adversely affect our business or the trading price of our stock.  Any such transactions may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results.

We believe that our available cash, cash equivalents and investments at March 31, 2005 will be sufficient to satisfy our funding needs for at least the next 12 months.  To meet our cash requirements, we may pursue the issuance of additional equity securities and corporate collaborative agreements. In December 2003, we filed a shelf registration statement, which  allows us to raise up to $75 million through the sale of various securities in one or more offerings in the future.  Specific prices and terms will be determined at the time of any offering.  The issuance of additional equity securities, if any, could result in substantial dilution to our stockholders. There can be no assurance that additional funding will be available on terms acceptable to us, if at all. The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations.

We are currently seeking a worldwide strategic partnership to complete the development and commercialization of Ceplene in AML and other indications.  We are also seeking collaborations for the further development of our other histamine technologies and our apoptosis modulator drug candidates for cancer and other diseases.  We intend to independently advance one apoptosis lead drug candidate for the treatment of cancer to an IND within approximately the next 12 months.

In November 2003, we entered into an agreement with Myriad under which we licensed our MX90745 series of caspase-inducer anti-cancer compounds to Myriad.  The agreement requires that Myriad make licensing, research and milestone payments to us totaling up to $27 million, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay a royalty on product sales.  In March 2005, Myriad began human clinical trials with this compound, initiating a Phase 1 clinical trial in patients with advanced solid tumors, which triggered a $1 million milestone payment that we received in April 2005.  We are currently seeking collaborations to advance two additional apoptosis lead compounds to an IND.  There can be no assurance that we will be able to enter into any additional agreements on acceptable terms, if at all.

We have never paid a cash dividend on our common stock and such payments are prohibited by the terms of our bank loan. We do not contemplate the payment of cash dividends on our common stock in the foreseeable future.

IMPACT OF INFLATION

The impact of inflation on our operations for the three and six months ended March 31,

2005 and 2004 was not material.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123(R), “Share-Based Payment”, which is a revision of SFAS 123. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. This statement also eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The statement, which was delayed, is effective at the beginning of the fiscal year beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123(R) on October 1, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: 1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date, 2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We plan to adopt SFAS 123 no later than October 1, 2005, but have not yet determined what method we will use.

As permitted by SFAS 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method may have a significant impact on our results of operations.  We have not yet determined the impact of the adoption of SFAS 123(R).

In March 2004, the FASB’s Emerging Issues Task Force issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.  EITF 03-1, which was originally effective for interim and annual reporting periods beginning after June 15, 2004 requires a three-step model to determine other-than-temporary impairments for all current and future investments in marketable securities.  In September 2004, the FASB delayed the requirement to record impairment losses under EITF 03-1 until new guidance is issued.  We do not expect that the adoption of EITF 03-1 will have a material impact on our operating results and financial position.

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

Potential products based on our Ceplene, oral histamine, apoptosis modulator and topical histamine gel technologies will require, dependent upon the specific drug candidate, extensive research and development, preclinical testing, clinical testing, collaborative partners to conduct certain clinical trials, regulatory approval and substantial additional investment before we can market them. We cannot assure you that any of our drug candidates will:

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

•              be eligible for third party reimbursement from governmental or private insurers; or

•              achieve market acceptance.

For example, in September 2004, we announced that our confirmatory M0104 trial of Ceplene in combination with IL-2 for the treatment of advanced malignant melanoma patients with liver metastases failed to demonstrate an improvement in overall patient survival, the primary endpoint.  As a result, we withdrew our pending NDA seeking approval of Ceplene therapy to treat advanced malignant melanoma patients with liver metastases.

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

We may not obtain regulatory clearance to market our drug candidates on a timely basis, or at all.

Our drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA, European Agency for the Evaluation of Medicinal Products, or EMEA, and other governmental and similar international regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. Even if we believe that preclinical and clinical data are sufficient to support regulatory approval for a drug candidate, the FDA, EMEA and similar international regulatory authorities may not ultimately approve the candidate for commercial sale in any jurisdiction. The FDA, EMEA or similar international regulators may refuse to approve an application for approval of a drug candidate if they believe that applicable regulatory criteria are not satisfied. The FDA, EMEA or similar international regulators may also require additional testing for safety and efficacy.  For example, in May 2004, we announced the results of an international Phase 3 clinical trial testing the combination of Ceplene plus IL-2 in patients with AML in complete remission.  The primary endpoint of the Phase 3 trials was achieved using intent-to-treat analysis, as patients treated with the Ceplene/IL-2 combination therapy experienced a statistically significant increase in leukemia-free survival compared to patients in the control arm of the trial.  In January 2005, we announced that based on ongoing correspondence with the FDA, as well as consultations with external advisors, we determined that an additional Phase 3 clinical trial will be necessary to further evaluate Ceplene plus IL-2 combination therapy for the treatment of AML patients in complete remission before applying for regulatory approval in the United States.   We are continuing to evaluate our regulatory strategy for Europe including the need for an additional Phase 3 clinical trial.  We have not yet completed our discussions with the European Regulators and we have no assurance that (i) the EMEA or similar regulatory agencies will not require an additional Phase 3 trial, (ii) the EMEA or similar regulatory agencies would approve regulatory filings for drug approval, or (iii) the results from an additional Phase 3 trial would confirm the results from the first Phase 3 trial.

In addition, manufacturing facilities operated by the third party manufacturers with whom we contract to manufacture our drug candidates may not pass a FDA, EMEA or similar international regulatory pre-approval inspection. Moreover, if the FDA, EMEA or similar international regulatory agency grants regulatory approval of a product candidate, the approval may be limited to specific indications or limited with respect to its distribution. Similar international regulatory authorities may apply similar limitations or may refuse to grant any approval.

Any failure or delay in obtaining these approvals could prohibit or delay us from marketing our drug candidates. If our drug candidates do not meet applicable regulatory requirements for approval, we may not have the financial resources to continue research and development of these candidates, and we may not generate revenues from the commercial sale of any of our products.

Delays in the commencement, conduct or completion of our clinical trials would negatively impact our business.

We may encounter problems with any of our completed, ongoing or planned clinical studies, including having inadequate resources to conduct clinical trials necessary to obtain regulatory approval. For example, we may encounter delays in commencing studies or enrolling volunteers, lower than anticipated retention rate of volunteers in a trial or serious side effects experienced by study participants relating to the drug candidate. Factors that could affect patient enrollment include the size of the patient enrollment population for the targeted disease, eligibility criteria, proximity of eligible patients to clinical sites, clinical trial protocols and the existence of competing protocols, including competitive financial incentives for patients and clinicians, and existing approved drugs. If we encounter any delay in the commencement, conduct or completion of our clinical studies for our drug candidates, we may experience the following consequences:

•              the analysis of data from our clinical studies and the reporting of results may be delayed;

•              the submission of our applications for regulatory approval of our drug candidates with regulatory authorities in North America, Europe and elsewhere in the world may be delayed;

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

We expect to rely on collaborative arrangements for research and development and commercialization of certain drug candidates discovered and developed by us, such as our agreement with Myriad related to the MX90745 series of apoptosis-inducer anti-cancer compounds. With respect to any additional clinical trials of Ceplene for the treatment of patients with AML, as well as other applications of our histamine technology, the Company also believes that further clinical development would need to be conducted in collaboration with a corporate partner, and we intend to pursue such partnering opportunities.  We cannot be certain that we will be able to maintain these collaborations or enter into any future collaborative arrangements, that any of our collaborations will be successful or that we will receive revenues from any of these collaborations. The success of these and any future collaborations will depend, in significant part, on our partners’ development and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. If our partners fail to conduct their activities in a timely manner, or at all, preclinical or clinical development of drug candidates under those collaborations could be delayed or terminated. The suspension or termination of our collaborations, the failure of our collaborations to be successful or the delay in the development or commercialization of drug candidates pursuant to our collaborations could harm our business.

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

Our drug candidates may not achieve market acceptance even if they are approved by the FDA, EMEA and similar international regulatory agencies. We cannot guarantee that physicians, patients, payors or the medical community in general will accept and utilize any products that we develop. The degree of market acceptance of our potential products will depend on a number of factors, including:

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

We currently intend to rely on collaborative partners to market and sell our drug candidates in the United States and in international markets, if approved for sale in such markets. We have not yet entered into any collaborative arrangement with respect to marketing or selling Ceplene with the exception of agreements relating to Australia, New Zealand and Israel. We cannot guarantee that we will be able to enter into any additional such arrangements on terms favorable to us, or at all for Ceplene or any other drug candidate. If we are able to enter into marketing and selling arrangements with collaborative partners, we cannot assure you that such marketing collaborators will apply adequate resources and skills to their responsibilities, or that their marketing efforts will be successful. If we are unable to enter into collaborative arrangements, or our marketing collaborators efforts are not successful, our ability to generate revenue from product sales will suffer.

We will be dependent on third party manufacturers of our product candidates.  Our ability to sell our product candidates may be harmed if adequate quantities of our product candidates are not manufactured on a timely basis.

We do not intend to acquire or establish our own dedicated manufacturing facilities for our drug candidates in the foreseeable future. We have contracted and expect to continue to contract with established pharmaceutical manufacturers for the production of our drug candidates. If we are unable to continue to contract with third-party manufacturers on acceptable terms or our manufacturers do not comply with applicable regulatory requirements, our ability to conduct clinical testing and to produce commercial quantities of our product candidates will be adversely affected. If we cannot adequately manufacture our product candidates, it could result in delays in submissions for regulatory approval and in commercial product launches, which in turn could materially impair our competitive position and the possibility of achieving profitability. We cannot guarantee that we will be able to maintain our existing contract manufacturing relationships, or acquire or establish new, satisfactory third-party relationships to provide adequate manufacturing capabilities in the future.

We are not profitable and expect to continue to incur losses. If we do not become profitable, we may ultimately be forced to discontinue our operations.

We are a development-stage enterprise. We have experienced net losses every year since our inception. Our net losses applicable to common stock were $16.2  million and $18.8 million for the six months ended March 31, 2005 and 2004.  As of March 31, 2005, we had an accumulated deficit of approximately $367.7 million. We anticipate incurring substantial additional losses over at least the next several years related to developing and testing our drug candidates and preparing for commercialization and planned market launches of our products. If we do not become profitable, our stock price will be negatively affected, and we may ultimately be forced to discontinue our operations. We may never generate product revenues or become profitable. We expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, some of which could be significant.

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

The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. As a result, patents may not issue from any of our patent applications. Patents currently held by us or issued to us in the future, or to licensors from whom we have licensed technology rights, may be challenged, invalidated or circumvented so that our intellectual property rights may not protect our technologies or provide commercial advantage to us. In addition, we also rely on unpatented trade secrets and proprietary know-how, and we cannot be sure that others will not obtain access to or independently develop such trade secrets and know-how. Enforcement of our intellectual property rights against any infringers of our patents relating to our product candidates and technologies will be costly and time-consuming. Because of the nature of those patents, we could be required to bring lawsuits against many different entities such as hospitals or clinics. This would have the effect of increasing the costs of enforcing our rights.

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

From time to time we consider strategic transactions and alternatives with the goal of maximizing stockholder value. In March 2005, we announced that we have retained an investment banker, Piper Jaffray & Co., to advise and assist in our seeking and evaluating  strategic transactions.  These potential transactions may include a variety of different business arrangements, including spin-offs, acquisitions, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. We cannot assure you that any such transactions will be consummated on favorable terms or at all, will in fact enhance stockholder value, or will not adversely affect our business or the trading price of our stock. Any such transactions may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results.

We have been named as a defendant in litigation that could result in substantial costs and divert management’s attention and resources.

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in
San Diego, against us and two of our officers, alleging fraud and negligent misrepresentation in connection with our acquisition of Cytovia. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that we have no liability for such claims and awarded recovery of our reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceedings. In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect. In June 2004, the plaintiffs filed an Appeal. In December 2004, the Court of Appeal reversed the judgment of the Superior Court and remanded the lawsuit to the trial court for further proceedings. We intend to file a petition to the United States Supreme Court seeking further appellate review and to continue vigorously defending against these claims.

On September 21, 2004, plaintiff Dr. Richard Bassin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against us, Larry G. Stambaugh, our President and Chief Executive Officer, and Anthony E. Altig, our former Vice President Finance and Chief Financial Officer, for alleged violations of federal securities laws related to declines in our stock price in connection with various statements and alleged omissions to the public and to the securities markets during the class period from November 11, 2002 to September 17, 2004, and seeking damages therefore.  Thereafter two similar complaints were filed in the Southern District.  The actions were consolidated and in March 2005, the plaintiffs filed a consolidated amended complaint.  We have until May 2005 to file a motion to dismiss or otherwise respond to the complaint.  The complaint has been tendered to our insurance carrier, which has denied coverage.  We dispute the position taken by our insurance carrier and fully intend to enforce our rights under the policy.

On October 7, 2004, plaintiff Jesus Putnam, purportedly on behalf of the Company, filed a derivative complaint in the Superior Court for the State of California, County of San Diego, against Larry G. Stambaugh, Anthony E. Altig, Kurt R. Gehlsen, former Senior Vice President and Chief Scientific Officer, and our entire Board of Directors for alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in our stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore.  No discovery has been conducted, and plaintiff’s counsel has stipulated to stay the action pending resolution of a motion to dismiss the federal actions.  The complaint has been tendered to our insurance carrier, which has denied coverage.  We dispute the position taken by our insurance carrier and fully intend to enforce our rights under the policy.

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

•              events or announcements relating to strategic transactions or our ability to successfully complete such transactions;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is principally confined to our cash equivalents and investments that have maturities of less than three years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are subject to interest rate risk. We currently do not hedge interest rate exposure. A hypothetical ten percent change in interest rates during the quarter ended March 31, 2005 would have resulted in approximately a $19,000 change in net loss.  We have not used derivative financial instruments in our investment portfolio. There have been no significant changes in the types or maturities of investments held from September 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report.  Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities Exchange Commission within the required time period.  There have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in
San Diego, against the Company and two of its officers, alleging fraud and negligent misrepresentation in connection with the Company’s acquisition of Cytovia. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that the Company has no liability for such claims and awarded recovery of the Company’s reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceedings.  In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect.  In June 2004, the plaintiffs filed an Appeal.  In December  2004, the Court of Appeal reversed the judgment of the Superior Court and remanded the lawsuit to the trial court for further proceedings. The Company intends to file a petition to the United States Supreme Court seeking further appellate review and to continue vigorously defending against these claims.

On September 21, 2004, plaintiff Dr. Richard Bassin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company, one officer of the Company and one former officer of the Company, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets during the class period from November 11, 2002 to September 17, 2004, and seeking damages therefore.  Thereafter two similar complaints were filed in the Southern District.  The actions were consolidated and in March 2005, the plaintiffs filed a consolidated amended complaint.  The Company has until May 2005 to file a motion to dismiss or otherwise respond to the complaint.  The complaint has been tendered to the Company’s insurance carrier, which has denied coverage.  The Company disputes the position taken by the insurance carrier and fully intends to enforce its right under the policy.

On October 7, 2004, plaintiff Jesus Putnam, purportedly on behalf of the Company, filed a derivative complaint in the Superior Court for the State of California, Count of San Diego, against one officer of the Company, two former officers of the Company and the Company’s entire Board of Directors, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore.  No discovery has been conducted, and plaintiff’s counsel has stipulated to stay the action pending resolution of a motion to dismiss the federal actions.  The complaint has been tendered to the Company’s insurance carrier, which has denied coverage.  The Company disputes the position taken by the insurance carrier and fully intends to enforce its rights under the policy.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)      The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on February 18, 2005.

b)      At the Annual Meeting, the stockholders considered and approved the following proposals:

(i)    Election of a Director to serve until the 2008 Annual Meeting of Stockholders.  The stockholders voted to elect John F. Bedard as a director with 24,508,424 votes cast for the nominee.  A total of 133,626 of the shares abstained. There were no votes against, votes withheld or broker non-votes with respect to the election of the nominee.  The following members of the Company’s board of directors continued in office after the Annual Meeting:  F. Duwaine Townsen, Robert L. Zerbe, Per-Olof Mårtensson, Larry G. Stambaugh and Wayne P. Yetter.

(ii)   Ratification of Appointment of KPMG LLP as independent auditors of the Company for its fiscal year ending September 30, 2005.  The stockholders ratified the selection of KPMG LLP as the independent public auditors of the Company for the fiscal year ended September 30, 2005 with 24,561,270 votes cast for ratification, 64,719 votes against ratification and 16,061 abstentions.  There were no votes withheld or broker non-votes with respect to the proposal.

ITEM 6.  EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)
3.3	Bylaws of Registrant. (1)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (3)
4.3	Rights Agreement, dated as of June 15, 2000, between the Registrant and American Stock Transfer & Trust Company, as Rights Agents. (3)
4.4	Form of Rights Certificate. (3)
4.5	Specimen Common Stock certificate. (1)
4.6	Securities Purchase Agreement dated September 22, 2003, between Maxim and the investors whose names appear on the signature pages thereto. (4)
4.7	Registration Rights Agreement dated September 22, 2003, between Maxim and the investors whose names appear on the signature pages thereto. (4)
4.8	Form of Common Stock Purchase Warrant issued to the investors on September 23, 2003. (4)

4.9	Common Stock Purchase Warrant, No. #03-024, to purchase 148,049 shares of the Registrant’s common stock, issued to Merriman Curhan Ford & Co. on September 23, 2003. (5)
10.1	First Amendment to the License Agreement dated January 26, 2005, between Maxim and Shire BioChem Inc. ‡
10.2	Retention Agreement between Maxim and Larry G. Stambaugh, dated March 11, 2005. (6)*
10.3	Retention Agreement between Maxim and Richard A. Mafrica, dated March 8, 2005. (6)*
10.4	Retention Agreement between Maxim and Sharon A. Tonetta, Ph.D., dated March 8, 2005. (6)*
10.5	Retention Agreement between Maxim and John D. Prunty, dated March 8, 2005. (6)*
10.6	Retention Agreement between Maxim and Ben Tseng, Ph.D., dated March 8, 2005. (6)*
31.1	Certification by Larry G. Stambaugh, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by John D. Prunty, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6)           Previously filed together with Registrant’s Current Report on Form 8-K dated March 14, 2005 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIM PHARMACEUTICALS, INC.
	By:	/s/ John D. Prunty
John D. Prunty, Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer duly authorized to sign on behalf of the registrant)
Date: May 5, 2005