Form 10-Q
period 2005-06-30
MAXIM PHARMACEUTICALS INC
filed 2005-08-05
CIK 1013351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of July 29, 2005 was 28,606,141.

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

INDEX

Part I–Financial Information
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets–June 30, 2005 and September 30, 2004	1
	Condensed Consolidated Statements of Operations–Three and Nine Months Ended June 30, 2005 and 2004 and from Inception (October 23, 1989) through June 30, 2005	2
	Condensed Consolidated Statements of Cash Flows–Nine Months Ended June 30, 2005 and 2004 and from Inception (October 23, 1989) through June 30, 2005	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	34
Part II–Other Information		35
Item 1.	Legal Proceedings	35
Item 5.	Other Information	36
Item 6.	Exhibits	37
SIGNATURES		38

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

Maxim Pharmaceuticals, Inc. and Subsidiaries  (A Development Stage Company)

	As of June 30	As of September 30
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$4,662	$10,658
Investments in marketable securities, available for sale	18,796	38,746
Accrued interest and other current assets	652	2,354
Total current assets	24,110	51,758

Restricted cash and cash equivalents	3,500	3,500
Property and equipment, net	2,497	3,579
Patents and licenses, net	4,923	4,393
Notes receivable from officer and former officer, net of allowance of $3,348 and $2,930 at June 30, 2005 and September 30, 2004, respectively	264	682
Deposits and other assets	136	273
Total assets	$35,430	$64,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,158	$5,311
Accrued expenses	2,125	4,177
Notes payable and current portion of long-term debt and obligations under capital leases	249	1,071
Deferred revenue	75	131
Total current liabilities	3,607	10,690

Long-term debt and obligations under capital leases, excluding current portion	—	96

Commitments and contingencies

Stockholders’ Equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2005 and September 30, 2004	—	—
Common stock, $.001 par value, 60,000,000 shares authorized; 28,606,141 and 28,561,091 shares issued and outstanding at June 30, 2005 and September 30, 2004, respectively	29	28
Additional paid-in capital	405,185	405,031
Deficit accumulated during the development stage	(373,230)	(351,472)
Accumulated other comprehensive loss	(161)	(188)
Total stockholders’ equity	31,823	53,399
Total liabilities and stockholders’ equity	$35,430	$64,185

See Accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	Three Months Ended June 30		Nine Months Ended June 30		From Inception (October 23, 1989) Through
	2005	2004	2005	2004	June 30, 2005

Collaboration and research revenue	$100	$801	$1,583	$3,493	$20,519

Operating expenses:
Research and development	3,290	9,883	15,358	27,578	269,061
Business development and marketing	443	1,086	1,907	2,377	28,182
General and administrative	1,959	1,836	6,159	5,191	53,137
Amortization of goodwill and other acquisition-related intangible assets	—	—	—	—	2,955
Purchased in-process technology	—	—	—	—	42,300
Provisions for note receivable and loan guarantee to/for officers	94	—	418	—	3,348
Total operating expenses	5,786	12,805	23,842	35,146	398,983

Loss from operations	(5,686)	(12,004)	(22,259)	(31,653)	(378,464)

Other income (expense):
Investment income	161	340	532	1,217	31,854
Gain on sale of assets	—	—	—	—	4,435
Interest expense	(8)	(14)	(31)	(56)	(2,897)
Other income (expense)	—	—	—	3	21
Total other income	153	326	501	1,164	33,413

Loss before cumulative effect of accounting change and preferred stock dividends	(5,533)	(11,678)	(21,758)	(30,489)	(345,051)

Cumulative effect of accounting change	—	—	—	—	(28,179)

Net loss before preferred stock dividends	(5,533)	(11,678)	(21,758)	(30,489)	(373,230)
Dividends on preferred stock	—	—	—	—	5,496

Net loss applicable to common stock	$(5,533)	$(11,678)	$(21,758)	$(30,489)	$(378,726)

Basic and diluted net loss per share of common stock	$(0.19)	$(0.41)	$(0.76)	$(1.08)

Weighted average shares outstanding	28,606,141	28,282,906	28,588,743	28,100,889

See Accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

			From Inception
			(October 23, 1989)
	Nine Months Ended June 30		Through
	2005	2004	June 30, 2005
OPERATING ACTIVITIES:
Net loss	$(21,758)	$(30,489)	$(373,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,250	1,258	15,517
Stock contributions to 401(k) plan	—	—	643
Cumulative effect of accounting change	—	—	28,179
Stock-based compensation	60	332	1,617
Loss on disposal of property and equipment	125	20	429
Provisions for note receivable and loan guarantees to/for officers	418	—	3,348
Purchased in-process technology	—	—	44,946
Gain on sale of assets	—	—	(2,146)
Amortization of premium on investments	—	—	535
Cumulative effect of reorganization	—	—	1,153
Gain on sale of subsidiary	—	—	(2,288)
Other	—	—	160
Changes in operating assets and liabilities:
Accrued interest and other current assets	1,834	280	1,935
Deposits and other assets	137	(131)	(632)
Accounts payable	(4,153)	(1,372)	66
Accrued expenses	(2,052)	372	828
Deferred revenue	(56)	191	75
Net cash used in operating activities	(24,195)	(29,539)	(278,865)

INVESTING ACTIVITIES:
Purchases of marketable securities	—	(57,244)	(503,492)
Sales and maturities of marketable securities	19,977	66,160	485,038
Purchases of property and equipment	(50)	(457)	(11,614)
Additions to patents and licenses	(820)	(1,058)	(8,339)
Net proceeds from sale of assets	47	—	3,499
Cash acquired in acquisition of business	—	—	1,121
Net cash provided by (used in) investing activities	19,154	7,401	(33,787)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of stock options and warrants	94	2,815	281,420
Net proceeds from issuance of preferred stock	—	—	41,298
Payment of preferred stock dividends	—	—	(302)
Proceeds from issuance of notes payable and long-term debt	—	—	9,318
Restricted cash and cash equivalents	—	—	(3,500)
Payments on notes payable, long-term debt, and capital lease obligations	(1,049)	(1,036)	(10,960)
Proceeds from issuance of notes payable to related parties	—	—	4,982
Payments on notes payable to related parties	—	—	(1,330)
Loan to officer	—	272	(3,612)
Net cash provided by (used in) financing activities	(955)	2,051	317,314

Net increase (decrease) in cash and cash equivalents	(5,996)	(20,087)	4,662

Cash and cash equivalents at beginning of period	10,658	32,861	—

Cash and cash equivalents at end of period	$4,662	$12,774	$4,662

Noncash investing activities:
Acquisition of property and equipment under capital lease	$—	$—	$270
Increase (decrease) in fair value of securities available for sale	$27	$(762)	$493

See Accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

1.                                      PRINCIPLES OF INTERIM PERIOD REPORTING

Maxim Pharmaceuticals, Inc. (the “Company”) has not earned significant revenues from planned principal operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7, “Accounting and Reporting by Development Stage Enterprises”.

The information at June 30, 2005 and for the three and nine months ended June 30, 2005 and 2004 and from inception (October 23, 1989) through June 30, 2005 is unaudited. In the opinion of the Company, these condensed consolidated financial statements contain all of the adjustments, consisting only of normal recurring adjustments and accruals, necessary to present fairly the condensed consolidated financial position of the Company as of June 30, 2005 and September 30, 2004, and the condensed consolidated results of operations for the three and nine months ended June 30, 2005 and 2004 and from inception (October 23, 1989) through June 30, 2005. The condensed consolidated results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the results to be expected in subsequent periods or for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended September 30, 2004.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Option Plans-The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  Compensation expense associated with stock options to employees was $0 and $29,000 for the three months ended June 30, 2005 and 2004, respectively, and $52,000 and $81,000 for each of the nine month periods ended June 30, 2005 and 2004, respectively.  Compensation expense to non-employees was $1,000 and $97,000 for the three months ended June 30, 2005 and 2004, respectively, and $8,000 and $251,000 for the nine months ended June 30, 2005 and 2004, respectively.  No other stock-based employee compensation cost is reflected in net loss, as all options granted under our stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation, in thousands, except per share data.

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net loss, as reported	$(5,533)	$(11,678)	$(21,758)	$(30,489)
Add: Total stock-based employee compensation expense determined under fair value based methods for all awards	(463)	(778)	(824)	(2,335)
Less: Compensation expense associated with stock options	0	29	52	81
Pro forma net loss	$(5,996)	$(12,427)	$(22,530)	$(32,743)

Net loss per share:
Basic and diluted - as reported	$(0.19)	$(0.41)	$(0.76)	$(1.08)
Basic and diluted - pro forma	$(0.21)	$(0.44)	$(0.79)	$(1.17)

The fair value of the stock options were estimated at the date of grant using the “Black-Scholes” method for option pricing and the following weighted-average assumptions were used for grants made during the three and nine months ended, June 30, 2005 and 2004, respectively:

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Risk free interest rate	3.625%	1.94%	3.07%	2.20%
Dividend Yield	0	0	0	0
Volatility Factor	73%	75%	81%	75%
Expected Life (in years)	3.10	3.09	3.27	3.59
Resulting average fair value	$0.79	$4.37	$1.12	$4.35

3.                                      TOTAL OTHER COMPREHENSIVE LOSS

Total other comprehensive loss for the three months ended June 30, 2005 and 2004 was $5,440,000 and $12,049,000, respectively.  Total other comprehensive loss for the nine months ended June 30, 2005 and 2004 was $21,731,000 and $31,251,000, respectively.  The difference between total other comprehensive loss and net loss attributable to common stock was composed of a net unrealized gain on available-for-sale securities.

4.                                      NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share”. Basic net loss per share of common stock is computed by dividing the net loss after deduction of dividends on preferred stock by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by including the additional common shares issuable upon exercise of outstanding options and warrants in the basic weighted average share calculation unless the effect of their inclusion is antidilutive.  As of June 30, 2005 and 2004, outstanding options and warrants totaled 5,652,000 and 5,602,000, respectively.  As these securities were antidilutive, diluted loss per share equaled basic loss per share in each respective period.

5.                                      DEFERRED RENT

In accordance with SFAS No.13, “Accounting for Leases”, the Company records operating lease rent expenses on a straight-line basis over the lease term, which causes the amount expensed in our financial statements to vary from the actual amounts paid during the period.  This variance is recorded as deferred rent and included in Accrued Expenses on the accompanying condensed consolidated balance sheets.  As of June 30, 2005 and September 30, 2004, the deferred rent balance was $698,000 and $679,000, respectively.

6.                                      RESTRUCTURING

In February 2005, the Company announced an involuntary workforce reduction of twelve employees as part of a plan to realign its resources and corporate objectives based upon several factors, including that an additional phase 3 trial of Ceplene therapy for the treatment of Acute Myeloid Leukemia is necessary before submitting a New Drug Application to the United States Food and Drug Administration.  The cost of the severance packages associated with the workforce reduction, including pay, benefits continuation and outplacement services, totaled approximately $405,000 of which $91,000 was expensed in the three months ended June 30, 2005.  In October 2004, the Company implemented a restructuring plan which resulted from the negative outcome of the Company’s confirmatory Phase 3 clinical trial of Ceplene in advanced malignant melanoma patients with liver metastases.  The restructuring plan included a reduction in the Company’s workforce of approximately 50%.  The cost of the severance packages associated with these two restructurings, including pay, benefits continuation and outplacement services, totaled approximately $1,594,000 which was expensed in the nine months ended June 30, 2005.  Of the total $1,594,000 of restructuring charges approximately $1,103,000 was included in research and development expense, approximately $155,000 was included in business development and marketing expense and approximately $336,000 was included in general and administrative expense for the nine months ended June 30, 2005.  Through June 30, 2005, approximately $1,498,000 of this amount was paid and the remaining $96,000 will be paid through September 30, 2005.

7.                                      RELATED PARTY TRANSACTIONS

In December 2000, the Company entered into a $2,850,000 full recourse secured revolving promissory note with an officer of the Company.  The note bears interest at an annual rate of 4.0% and is secured by the officer’s outstanding options and shares of common stock. During the quarter ended September 30, 2002, the Company determined that the note to the officer had become impaired because the Company determined that the officer did not have the ability to repay the loan in full when due and recorded an allowance on the note in the amount of $700,000.  The Company has subsequently recorded $1,751,000 of expense, including $94,000 during the quarter ended June 30, 2005, to increase the allowance on the note related to the decrease in the value of the Company stock and stock options held by the officer collateralizing the note.  In addition, the Company has not recorded interest income of $367,000 on the note subsequent to June 30, 2002.  The entire outstanding balance of principal and interest was due in December 2002.  Since the note came due, the officer has not had sufficient liquid assets to repay the loan in full, however, the officer has paid the Company $394,000 related to the note.   The Company is continuing to review its options and alternatives and is discussing with the officer the resolution of the loan. As of June 30, 2005, the recorded outstanding principal and interest balance on the note was $264,000, net of the $2,451,000 allowance.

At June 30, 2005, the Company was owed $900,000, including $4,000 of unrecorded interest, from a former officer resulting from an unpaid loan, due in July 2004, that the individual had with a bank, which the Company guaranteed in July 2001.  The purpose of the bank loan was to allow the payment of income taxes associated with the exercise of stock options.  The Board determined that it was in the Company’s best interest to provide the guarantee to avoid the necessity of the officer selling personal holdings of the Company’s securities during a period of depressed market prices.  During the fourth quarter of fiscal year 2002, the Company determined that it was probable the former officer would not have the ability to repay his bank loan.  Therefore, the Company had recorded a provision for the guarantee and a liability in the amount of $900,000, $3,000 of which was subsequently reversed.  The former officer does not currently have the assets necessary to repay the Company.  The Company holds the stock options of the former officer as collateral.  The Company has full recourse and is reviewing its options and alternatives and is discussing with the former officer the resolution of the amount due.  As of June 30, 2005, the recorded outstanding principal and interest balance on the loan was $0, net of the $897,000 allowance.

8.                                      CONTINGENCIES

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego, against the Company and two of its officers, alleging fraud and negligent misrepresentation in connection with the Company’s acquisition of Cytovia. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that the Company has no liability for such claims and awarded recovery of the Company’s reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceedings.  In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect.  In June 2004, the plaintiffs filed an Appeal.  In December 2004, the Court of Appeal reversed the judgment of the Superior Court and remanded the lawsuit to the trial court for further proceedings.  The Company has filed a petition to the United States Supreme Court seeking further appellate review, and is also vigorously defending the underlying claims back in the Superior Court.

On September 21, 2004, plaintiff Dr. Richard Bassin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company, one officer of the Company and one former officer of the Company, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets during the class period from November 11, 2002 to September 17, 2004, and seeking damages therefore.  Thereafter two similar complaints were filed in the Southern District of California.  These three actions were consolidated and in March 2005, plaintiffs filed a consolidated amended complaint.  The Company has filed a motion to dismiss that complaint.  No discovery has been conducted.  The cases have been tendered to the Company’s insurance carrier, which has denied coverage.  The Company disputes the position taken by the insurance carrier and fully intends to enforce its rights under the policy.

On October 7, 2004, plaintiff Jesus Putnam, purportedly on behalf of the Company, filed a derivative complaint in the Superior Court for the State of California, County of San Diego, against one officer of the Company, two former officers of the Company and the Company’s entire Board of Directors, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore.  No discovery has been conducted, and the parties have entered into a stipulation to stay the action pending resolution of a motion to dismiss the federal actions.  The complaint has been tendered to the Company’s insurance carrier, which has denied coverage.  The Company disputes the position taken by the insurance carrier and fully intends to enforce its rights under the policy.

On May 3, 2005, plaintiff Carolina Casualty Insurance Company filed a complaint in the United States District Court for the Southern District of California against one officer of the Company, two former officers of the Company and the Company’s entire Board of Directors, seeking a declaratory judgment from the court that the Company’s D&O insurance policy did not cover losses arising from the state and federal shareholder suits that were filed in 2004.  The Company answered the complaint and filed counterclaims against Carolina Casualty.  No discovery has been conducted.

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

9.                                      SUBSEQUENT EVENTS

             On August 3, 2005 Larry Stambaugh, CEO, returned to the Company 203,333 shares he owned in Maxim stock and returned to the Company all 1,563,667 stock option grants he currently holds.  These shares of Maxim stock and stock options were collateral on the loan the Company made to Mr. Stambaugh.

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

OVERVIEW

We are a biopharmaceutical company dedicated to developing innovative cancer therapeutics.  Our lead drug candidate is Ceplene™ (histamine dihydrochloride), which has shown a statistically significant improvement in leukemia free survival in a Phase 3 clinical trial as a remission maintenance therapy for patients with acute myeloid leukemia, or AML.  Ceplene is designed to prevent or reverse damage associated with oxidative stress, thereby protecting critical cells and tissues. Because Ceplene modulates basic immune functions, it has the potential to be used in the treatment of a broad range of diseases in which oxidative stress plays an important role.  More than 2,000 patients have participated in our 17 clinical trials of Ceplene, conducted in 20 countries.  We are currently seeking a strategic partnership to further develop Ceplene in AML and other indications and complete commercialization.

We are also discovering and developing small-molecule apoptosis inducers to treat cancer using our proprietary high-throughput screening technology and our chemical genetics approach.  This program has identified four lead oncology candidates that are proceeding to clinical trials independently and through collaborations.  The most advanced candidate from the program is in a Phase 1 trial through collaboration with Myriad Genetics.

During the periods encompassed by this Quarterly Report, we have devoted substantially all of our resources to our histamine therapy and apoptosis modulator product development programs. We conduct our research and other product development efforts through a combination of internal efforts and collaborative programs with universities, other clinical research sites, contract research organizations and pharmaceutical companies. Oversight of all external and collaborative programs is conducted by our executive officers and other staff located primarily at our headquarters in San Diego, California.  We currently have 34 associates, 14 of whom comprise the core research team for the apoptosis program, 6 in drug development, primarily clinical and regulatory, and 14 in general and administrative, business development and management positions.

In March 2005, we retained Piper Jaffray & Co. to advise and assist in identifying and evaluating our strategic options.  Piper Jaffray & Co. is a leading investment bank serving the life science industry.  Working with Piper Jaffray, we are currently seeking and evaluating strategic transactions aimed at effectively leveraging and building on our assets in order to improve stockholder value.  These potential transactions may include a variety of different business arrangements, including spin-offs, acquisitions, strategic partnerships, joint ventures, restructurings, divestitures, business combination and investments.  We cannot assure you that any such transactions will be consummated on favorable terms or at all, will in fact enhance stockholder value, will not cause our stockholders to suffer substantial dilution or will not adversely affect our business or the trading price of our stock.  In addition, any such transactions may require us to incur non-recurring or other charges, may require us to assume debt or other substantial financial obligations and may pose significant integration challenges with respect to our business including the development of our product candidates, and/or management and business disruptions, any of which could materially and adversely affect our business and financial results.  In addition as part of a strategic transaction we may be required to comply with various Nasdaq listing requirements in order to continue to be listed on the Nasdaq National Market.

In May 2004, we announced the results of our international Phase 3 clinical trial testing the combination of Ceplene plus Interleukin-2, or IL-2, in 320 patients with AML in complete remission.  The primary endpoint of the Phase 3 trial was achieved using intent-to-treat analysis, as patients treated with the Ceplene/IL-2 combination therapy experienced a statistically significant (p=0.0096) increase in leukemia-free survival compared to patients in the control arm of the trial as assessed by the stratified log-rank test.  AML patients are typically treated with chemotherapy to achieve disease remission, but the majority of patients will ultimately relapse.  The prognosis for AML patients after relapse is dismal, with few long-term survivors.  The Ceplene therapy treats patients during remission (after chemotherapy) with the goal to increase their remission period and prevent relapses.

On January 18, 2005, we announced that based on correspondence with the United States Food and Drug Administration, or FDA, as well as consultations with external advisors regarding the AML clinical results, that an additional Phase 3 clinical trial will be necessary to further evaluate Ceplene/IL-2 combination therapy for the treatment of AML patients in complete remission before applying for regulatory approval by the FDA in the United States.  Given the time and costs required to conduct another Phase 3 clinical trial, we believe that any such trial would need to be done in collaboration with a corporate partner.  We currently anticipate filing an application for approval in Europe during the first half of 2006 based on the above AML clinical trial.  We are seeking a strategic partner to advance the development and potential commercialization of Ceplene in AML and other indications.  We will continue to evaluate strategic options related to our regulatory evaluations and partnering efforts.

In September 2004, we announced that the confirmatory Phase 3 trial, or M0104 trial, for the treatment of advanced malignant melanoma patients with liver metastases failed to demonstrate an improvement in overall patient survival.  As a result, we withdrew our United States New Drug Application, or NDA, seeking approval of Ceplene therapy to treat advanced malignant melanoma patients with liver metastases and closed the treatment protocol approved by the FDA in April 2004.  In addition, in October 2004 we implemented a restructuring plan that included a reduction of approximately 50% of our workforce, primarily in the area of research and development, to allow sufficient funds to support our operations.  In February 2005, we announced that we further reduced our workforce by 12 employees, primarily in areas associated with Ceplene development.  The cost of the severance packages associated with the workforce reduction done in February 2005, including pay, benefits continuation and outplacement services, totaled approximately $405,000 of which $91,000 was expensed in the three months ended June 30, 2005.  We expensed the total cost of these restructurings, approximately $1,594,000, in the nine months ended June 30, 2005.  We expect these two workforce reductions to lower what would otherwise be our quarterly expense by $1,505,000.

In February 2005, we announced the preliminary results from our Phase 2 Ceplene trials treating patients with Hepatitis C.  Our Phase 2 trial, or M0406, of Ceplene in combination with PEG-Intron® (peginterferon alfa-2b) and Rebetol® (ribavirin, USP) for the treatment of hepatitis C patients who failed to respond to previous therapy, which was conducted in cooperation with Schering-Plough Corporation, did not improve virological response compared to treatment with the PEG-Intron and Rebetol alone.

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

We are discovering and developing a series of novel cancer drug candidates that are potent inducers of apoptosis, or programmed cell death. The apoptosis program is focused on discovering and developing small-molecule apoptosis inducers to treat cancer using a proprietary high-throughput screening technology and our chemical genetics approach.  The most advanced candidate from this program is in a Phase 1 trial through a collaboration with Myriad Genetics.  We anticipate that three additional lead candidates identified through this program will advance towards clinical trials independently and through collaborations over the next 12 to 18 months.

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

The cell-based assay allows for the identification of compounds that induce or inhibit apoptosis regardless of stimuli, mode of action or mechanism.  Approximately one million compounds have been screened to date.  We have recently acquired additional compounds for our compound library and we have initiated a new screening campaign.

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

All of our drug candidates are in the development stage, and the generation of revenue from product sales is dependent upon approval by the FDA and international regulatory agencies. We expect to continue to incur losses at least over the next several years as we continue research and development activities related to our apoptosis modulator technology, seek a development and marketing partnership for Ceplene and our oral histamine and topical histamine technology and pursue a strategic transaction. Losses may fluctuate from quarter to quarter, and such fluctuations may be substantial as a result of, among other factors, the number and timing of clinical trials conducted, the funding, if any, provided as a result of corporate collaborations, the results of clinical testing, and the timing of FDA or international regulatory filings and approvals. There can be no assurance that we will successfully develop, commercialize, manufacture or market our products or ever achieve or sustain product revenues or profitability.

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

Revenue Recognition.  Revenue is generally recognized when all of the following criteria are met: persuasive evidence that an arrangement exists; services have been rendered and amounts paid to us are non-refundable; the price is fixed and determinable; and collection is reasonably assured.  All multiple deliverable arrangements are reviewed by us for separability in accordance with EITF 00-21.  If the separability criteria are met, non-refundable upfront technology access fees are accounted for separately.  Upfront technology access fees which are not considered separable from the related research fees are recognized as revenue over the applicable research period as research activities are performed. Milestone payments are recognized when earned and collectibility is assured provided that the milestone events are substantive and the payments approximate the fair value of the milestone. Amounts received but unearned are recorded as deferred revenue.  We are provided with donated materials and services pursuant to the terms of certain of our collaborative agreements.  These donated materials and services are recorded as revenue and expense when used at the fair market value of the material received or the service provided.  Grant funding is recognized as revenue when services are performed under the grant.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004

Collaboration and Research Revenue.  For the quarter ended June 30, 2005, collaboration and research revenue was $100,000, a decrease of $701,000 or 88% compared to the same period in the prior year.  This decrease was primarily attributable to the completion of or stage of various collaboration agreements.  The services under the Celera Genomics Corporation, or Celera, agreement were completed in May 2004, the Schering Corporation, or Schering, agreement was completed in December 2004, and the grant from National Institute of Health ended in January 2005.  The research services under the Myriad Genetics Inc., or Myriad, agreement were completed in November 2004.

For the nine months ended June 30, 2005, collaboration and research revenue was $1,583,000, a decrease of $1,910,000 or 55% over the same period in the prior year.  The decrease was primarily attributable to a decrease in donated drugs and services from our collaboration with Schering which provided $12,900 in the nine months period ended June 30, 2005 compared to $1,824,000 in the same period in the prior year.

Research and Development Expenses.  Research and development expenses for the quarter ended June 30, 2005 totaled $3,290,000, a decrease of $6,593,000 or 67% over the same period in the prior year.  Research and development expenses for the nine months ended June 30, 2005 totaled $15,358,000, a decrease of $12,220,000 or 44% over the same period in the prior year.  These decreases were primarily due to the decrease in clinical trial activity because our Ceplene clinical trials are substantially complete.  For the three and nine month periods ended June 30, 2005, restructuring expenses of $100,000 and $1,103,000 were recorded in research and development expenses, respectively.

In the future, we expect to continue incurring additional research and development expenses due to:

•                  research related to our apoptosis modulator program;

•                  preclinical and clinical testing of our product candidates; and

•                  regulatory-related expenses.

Business Development and Marketing Expenses.  Business development and marketing expenses for the quarter ended June 30, 2005 were $443,000, a decrease of $643,000 or 59% over the same period of the prior year.  For the nine months ended June 30, 2005, business development and marketing expenses were $1,907,000, a decrease of $470,000 or 20% over the same period in the prior year.   These decreases were primarily due to the work force reductions. For the three and nine month periods ended June 30, 2005, restructuring expenses of $0 and $155,000 were recorded in business development and marketing expenses, respectively.

General and Administrative Expenses.  For the quarter ended June 30, 2005, general and administrative expenses were $1,959,000, an increase of $123,000 or 7% from the same period in the prior year.  For the nine months ended June 30, 2005, general and administrative expenses were $6,159,000, an increase of $968,000 or 19% from the same period in the prior year.  These increases were primarily due to an increase in accounting, legal and consulting expenses.  For the three and nine month periods ended June 30, 2005, restructuring expenses of $0 and $456,000 were recorded in general and administrative expenses, respectively, including a $120,000 write-down for excess or idle property and equipment in the nine month period.

Provision for note receivable from an officer.  For the three months and nine months ended June 30, 2005, the Company recorded expense of $94,000 and $418,000, respectively, for an additional allowance on a note receivable from an officer of the Company due to the decrease in the value of the Company stock and stock options held by the officer collateralizing the note.  The Company performs quarterly impairment analyses for the note receivable.  There was no similar expense in the similar period of the prior year.  For further information refer to the

Liquidity and Capital Resource section of this MD&A or Footnote 7 of the financial statements, “Related Party Transactions”.

Investment Income.  Investment income was $161,000 for the quarter ended June 30, 2005, a decrease of $179,000 or 53% from the same period in the prior year.  Investment income was $532,000 for the nine months ended June 30, 2005, a decrease of $685,000 or 56% from the same period in the prior year.  These decreases were a result of a decrease in our cash and short-term investment balances.

Net Loss Applicable to Common Stock.  Net loss applicable to common stock for the quarter ended June 30, 2005 totaled $5,533,000, a decrease of $6,145,000 or 53% from the same period in the prior year. This decrease was primarily a result of the decrease in research and development expenses, partially offset by the decrease in collaboration and research revenue, as described above.

Net loss applicable to common stock for the nine months ended June 30, 2005 totaled $21,758,000, a decrease of $8,731,000 or 29% from the same period in the prior year.  This decrease was primarily a result of the decrease in research and development expenses, partially offset by the increase in general and administrative expenses and the provision for the note receivable from the officer and the decrease in collaboration and research revenue, as described above.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the sale of our equity securities providing total net proceeds of approximately $323 million, including an initial public offering in 1996, an international follow-on public offering in 1997, private offerings of preferred stock in July and November 1999, a follow-on public offering in February 2000, and a private placement of common stock in September 2003.

Until required for operations, our policy under established guidelines is to keep our cash reserves in bank deposits, corporate debt securities, United States government instruments and other readily marketable debt instruments, all of which are investment-grade quality.  As of June 30, 2005, we had cash, cash equivalents and investments (including restricted cash of $3.5 million) totaling approximately $27.0 million compared with $52.9 million at September 30, 2004.  As of June 30, 2005, we had working capital of approximately $20.5 million compared with $41.1 million at September 30, 2004.  The decrease in our cash, cash equivalents and short-term investments, and working capital was primarily due to day-to-day operating expenses relating to research and development activities.

In December 2000, we entered into a $2,850,000 full recourse secured revolving promissory note with an officer of the Company.  The note bears interest at an annual rate of 4.0% and is secured by the officer’s outstanding options and shares of common stock.  During the quarter ended September 30, 2002, we determined that the note to the officer had become impaired because we determined that the officer did not have the ability to repay the loan in full when due and recorded an allowance on the note in the amount of $700,000.  We have subsequently recorded $1,751,000 of expense, including $94,000 during the quarter ended June 30, 2005, to increase the allowance on the note related to the decrease in the value of the

Company stock and stock options held by the officer collateralizing the note.  In addition, we have not recorded interest income of $367,000 on the note subsequent to June 30, 2002.  The entire outstanding balance of principal and interest was due in December 2002.  Since the note came due, the officer has not had sufficient liquid assets to repay the loan in full, however, the officer has paid us $394,000 related to the note.   We are continuing to review our options and alternatives and are discussing with the officer the resolution of the loan. As of June 30, 2005, the recorded outstanding principal and interest balance on the note was $264,000, net of the $2,451,000 allowance.

At June 30, 2005, we were owed $900,000, including $4,000 of unrecorded interest, from a former officer resulting from an unpaid loan, due in July 2004, that the individual had with a bank, which we guaranteed in July 2001.  The purpose of the bank loan was to allow the payment of income taxes associated with the exercise of stock options.  The Board determined that it was in our best interest to provide the guarantee to avoid the necessity of the officer selling personal holdings of our securities during a period of depressed market prices.  During the fourth quarter of fiscal year 2002, we had determined that it was probable the former officer would not have the ability to repay his bank loan.  Therefore, we had recorded a provision for the guarantee and a liability in the amount of $900,000, $3,000 of which was subsequently reversed.  The former officer does not currently have the assets necessary to repay us.  We hold the stock options of the former officer as collateral.  We have full recourse and are reviewing our options and alternatives and are discussing with the former officer the resolution of the amount due.  As of June 30, 2005, the recorded outstanding principal and interest balance on the loan was $0, net of the $897,000 allowance.

We have term loans with a bank totaling $190,000 at June 30, 2005, the proceeds of which were used to finance capital expenditures.  The term loan agreements contain customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified liquidity terms and the maintenance of our principal depository and operating accounts with the bank.  In addition, we have the choice to either maintain a minimum aggregate balance of $3,500,000 at the institution or to pay the bank a quarterly fee of $2,500.  During the quarter ended June 30, 2005, we maintained the minimum aggregate balance noted above at the bank and were in compliance with all covenants.

The following table summarizes our contractual obligations as of June 30, 2005, net of sublease commitments on operating leases of $192,000 in year one, $372,000 in years two and three, $295,000 in years four and five and $38,000 thereafter:

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

CONTRACTUAL OBLIGATIONS
Debt	$243	$243	$—	$—	$—
Capital Lease Obligations	6	6	—	—	—
Severance Obligations	96	96	—	—	—
Operating Lease Commitments	8,160	1,724	3,531	2,664	241

In September 2004, a complaint was filed in Federal Court against us, one officer and one former officer alleging violations of federal securities laws.  Thereafter two similar complaints were filed.  The actions were consolidated and in March 2005, the plaintiffs filed a consolidated amended complaint.  And in October 2004, a derivative complaint was filed against one officer, two former officers and our entire Board of Directors alleging, among other things, breach of fiduciary duty arising from allowing purported violations of federal securities laws.  No discovery has been conducted.  All of the foregoing complaints were tendered to our insurance carriers, however, our primary carrier has denied coverage for these claims.  We dispute the position taken by our primary carrier and intend to enforce our rights under the policy.  In May 2005, the Company’s primary D&O insurance carrier filed a complaint in Federal Court against us, one officer, two former officers and our entire Board of Directors seeking declaratory relief as to whether the Company’s D&O insurance policy covered the losses arising from the foregoing complaints.  The Company answered the complaint and filed counterclaims against the primary carrier.  No discovery has been conducted.  In addition, in December 2004, the California Court of Appeals reversed the judgment of the Superior Court and remanded to the trial court for further proceedings complaints filed in October 2001 and May 2002 by certain former shareholders of Cytovia, a Company we acquired in 2000.  The complaints, filed against us and two of our officers, allege fraud and negligent misrepresentation in connection with our acquisition of Cytovia.  These complaints are more fully discussed in the section entitled Risk Factors contained herein and in footnote 8, “Contingencies” to these condensed consolidated financial statements.  No assurances can be made as to whether we will be successful in our defense of the pending claims. If we are not successful in our defense of such claims, we could be forced to, among other things, make significant payments to resolve these claims.  To the extent such payments are not covered by our insurance carrier, they would have a material adverse effect on our liquidity and capital resources, including the possibility that such payments could fully deplete our cash resources.

As a development stage enterprise, we anticipate incurring additional losses, at least in the near future as we continue to expend amounts on our research and development activities related to our apoptosis modulator technology, seek a development and marketing partnership for Ceplene and our oral histamine and topical histamine technology and pursue a strategic transaction. In addition, our cash requirements may fluctuate in future periods as we conduct additional research and development activities, including clinical trials, and undertake efforts associated with the commercial launch of any product candidates that are approved for sale by government regulatory bodies.  The following activities could result in an increase in cash requirements:  the anticipated filing of an application for European regulatory approval for Ceplene in AML, costs associated with pursuing a strategic transaction and other research related to liver disease, the apoptosis modulator and topical histamine technologies. Other factors that may impact our cash requirements include: the results of clinical trials, the scope of other research and development activities, the time required to obtain regulatory approvals, costs associated with defending certain lawsuits currently pending against us, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, and the ability to establish marketing alliances and collaborative arrangements. As a result of these factors, it is difficult to predict accurately the timing and amount of future cash requirements. However, based on the corporate restructuring as previously discussed and the completion of Ceplene trials, we expect that in fiscal year 2005 our use of cash in operations will be lower than fiscal year 2004.

In March 2005, we retained Piper Jaffray & Co. to advise and assist in identifying and evaluating our strategic options.  Piper Jaffray & Co. is a leading investment bank serving the life science industry.  Working with Piper Jaffray, we are currently seeking and evaluating strategic transactions aimed at effectively leveraging and building on our assets in order to improve stockholder value.  These potential transactions may include a variety of different business arrangements, including spin-offs, acquisitions, strategic partnerships, joint ventures, restructurings, divestitures, business combination and investments.  We cannot assure you that any such transactions will be consummated on favorable terms or at all, will in fact enhance stockholder value, will not cause our stockholders to suffer substantial dilution or will not adversely affect our business or the trading price of our stock.  In addition, any such transactions may require us to incur non-recurring or other charges, may require us to assume debt or other substantial financial obligations and may pose significant integration challenges with respect to our business including the development of our product candidates, and/or management and business disruptions, any of which could materially and adversely affect our business and financial results.  In addition as part of a strategic transaction we may be required to comply with various Nasdaq listing requirements in order to continue to be listed on the Nasdaq National Market.

We believe that our available cash, cash equivalents and investments at June 30, 2005 will be sufficient to satisfy our funding needs for at least the next 12 months.  To meet our cash requirements, we may pursue the issuance of additional equity securities and corporate collaborative agreements. The issuance of additional equity securities, if any, could result in substantial dilution to our stockholders. There can be no assurance that additional funding will be available on terms acceptable to us, if at all. The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations.

We are currently seeking a strategic partnership to complete the development and commercialization of Ceplene in AML and other indications.  We are also seeking collaborations for the further development of our other histamine technologies and our apoptosis modulator drug candidates for cancer and other diseases.  We intend to independently advance one apoptosis lead drug candidate for the treatment of cancer to an IND within approximately the next 12 months.

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

IMPACT OF INFLATION

The impact of inflation on our operations for the three and nine months ended June 30, 2005 and 2004 was not material.

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

In May 2005, the FASB, issued SFAS 154, “Accounting Changes and Error Corrections”, SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle and applies to all voluntary changes in accounting principle, as well as changes pursuant to accounting pronouncements that do not include transition rules. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Under SFAS 154, changes in accounting principle must be applied retrospectively to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement also provides guidance for determining whether retrospective application is impracticable (for example, if assumptions about management’s earlier intent are necessary, but cannot be independently substantiated).  The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 with early adoption permitted.  We expect to adopt SFAS 154 on October 1, 2005.  We do not expect that the adoption of SFAS 154 will have a material impact on our operating results and financial position.

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

Our drug candidates are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA, European Agency for the Evaluation of Medicinal Products, or EMEA, and other governmental and similar international regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. Even if we believe that preclinical and clinical data are sufficient to support regulatory approval for a drug candidate, the FDA, EMEA and similar international regulatory authorities may not ultimately approve the candidate for commercial sale in any jurisdiction. The FDA, EMEA or similar international regulators may refuse to approve an application for approval of a drug candidate if they believe that applicable regulatory criteria are not satisfied. The FDA, EMEA or similar international regulators may also require additional testing for safety and efficacy.  For example, in May 2004, we announced the results of an international Phase 3 clinical trial testing the combination of Ceplene plus IL-2 in patients with AML in complete remission.  The primary endpoint of the Phase 3 trials was achieved using intent-to-treat analysis, as patients treated with the Ceplene plus IL-2 combination therapy experienced a statistically significant increase in leukemia-free survival compared to patients in the control arm of the trial.  In January 2005, we announced that based on ongoing correspondence with the FDA, as well as consultations with external advisors, we determined that an additional Phase 3 clinical trial will be necessary to further evaluate Ceplene plus IL-2 combination therapy for the treatment of AML patients in complete remission before applying for regulatory approval in the United States.   We currently anticipate filing an application for approval in Europe during the first half of 2006 based on the results of the AML clinical trial.  However, we have no assurance that (i) the EMEA or similar regulatory agencies will not require an additional Phase 3 trial, (ii) the EMEA or similar regulatory agencies would approve regulatory filings for drug approval, or (iii) if an additional Phase 3 trial is required, that the results from such additional Phase 3 trial would confirm the results from the first Phase 3 trial.

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

We are a development-stage enterprise. We have experienced net losses every year since our inception. Our net losses applicable to common stock were $21.8 million and $30.5 million for the nine months ended June 30, 2005 and 2004, respectively.  As of June 30, 2005, we had an accumulated deficit of approximately $373.2 million. We anticipate incurring substantial additional losses over at least the next several years related to developing and testing our drug candidates and preparing for commercialization and planned market launches of our products. If we do not become profitable, our stock price will be negatively affected, and we may ultimately be forced to discontinue our operations. We may never generate product revenues or become profitable. We expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, some of which could be significant.

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

From time to time we consider strategic transactions and alternatives with the goal of maximizing stockholder value. In March 2005, we announced that we retained an investment banker, Piper Jaffray & Co., to advise and assist in our seeking and evaluating strategic transactions.  These potential transactions may include a variety of different business arrangements, including spin-offs, acquisitions, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. We cannot assure you that any such transactions will be consummated on favorable terms or at all, will in fact enhance stockholder value, will not cause our stockholders to suffer substantial dilution or will not adversely affect our business or the trading price of our stock. In addition, any such transactions may require us to incur non-recurring or other charges, may require us to assume debt or other substantial financial obligations and may pose significant integration challenges with respect to our business including the development of our product candidates, and/or management and business disruptions, any of which could materially and adversely affect our business and financial results.  In addition as part of a strategic transaction we may be required to comply with various Nasdaq listing requirements in order to continue to be listed on the Nasdaq National Market.

We have been named as a defendant in litigation that could result in substantial costs and divert management’s attention and resources.

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego, against us and two of our officers, alleging fraud and negligent misrepresentation in connection with our acquisition of Cytovia.  A binding arbitration proceeding with the American Arbitration Association was held in May 2003.  The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that we have no liability for such claims and awarded recovery of our reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceedings. In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect.  In June 2004, the plaintiffs filed an Appeal.  In December 2004, the Court of Appeal reversed the judgment of the Superior Court and remanded the lawsuit to the trial court for further proceedings. We have filed a petition to the United States Supreme Court seeking further appellate review, and are also vigorously defending the underlying claims back in the Superior Court.

On September 21, 2004, plaintiff Dr. Richard Bassin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against us, Larry G. Stambaugh, our President and Chief Executive Officer, and Anthony E. Altig, our former Vice President Finance and Chief Financial Officer, for alleged violations of federal securities laws related to declines in our stock price in connection with various statements and alleged omissions to the public and to the securities markets during the class period from November 11, 2002 to September 17, 2004, and seeking damages therefore.  Thereafter two similar complaints were filed in the Southern District of California.  These three actions were consolidated and in March 2005, plaintiffs filed a consolidated amended complaint.  We have filed a motion to dismiss that complaint.  No discovery has been conducted.  The cases have been tendered to our insurance carrier, which has denied coverage.  We dispute the position taken by our insurance carrier and fully intend to enforce our rights under the policy.

On October 7, 2004, plaintiff Jesus Putnam, purportedly on behalf of the Company, filed a derivative complaint in the Superior Court for the State of California, County of San Diego, against Larry G. Stambaugh, Anthony E. Altig, Kurt R. Gehlsen, former Senior Vice President and Chief Scientific Officer, and our entire Board of Directors for alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in our stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore.  No discovery has been conducted, and the parties have entered into a stipulation to stay the action pending resolution of a motion to dismiss the federal actions.  The complaint has been tendered to our insurance carrier, which has denied coverage.  We dispute the position taken by our insurance carrier and fully intend to enforce our rights under the policy.

On May 3, 2005, plaintiff Carolina Casualty Insurance Company filed a complaint in the United States District Court for the Southern District of California against Larry G. Stambaugh, Anthony E. Altig, Kurt R. Gehlsen, and our entire Board of Directors, seeking a declaratory judgment from the court that our D&O insurance policy did not cover losses arising from the state and federal shareholder suits that were filed in 2004.  We answered the complaint and filed counterclaims against Carolina Casualty.  No discovery has been conducted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is principally confined to our cash equivalents and investments that have maturities of less than three years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are subject to interest rate risk. We currently do not hedge interest rate exposure. A hypothetical ten percent change in interest rates during the quarter ended June 30, 2005 would have resulted in approximately a $17,000 change in net loss.  We have not used derivative financial instruments in our investment portfolio. There have been no significant changes in the types or maturities of investments held from September 30, 2004.

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

PART II–OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego, against the Company and two of its officers, alleging fraud and negligent misrepresentation in connection with the Company’s acquisition of Cytovia. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that the Company has no liability for such claims and awarded recovery of the Company’s reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceedings.  In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect.  In June 2004, the plaintiffs filed an Appeal.  In December 2004, the Court of Appeal reversed the judgment of the Superior Court and remanded the lawsuit to the trial court for further proceedings. The Company has filed a petition to the United States Supreme Court seeking further appellate review, and is also vigorously defending the underlying claims back in the Superior Court.

On September 21, 2004, plaintiff Dr. Richard Bassin, on behalf of himself and purportedly on behalf of a class of other shareholders similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company, one officer of the Company and one former officer of the Company, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets during the class period from November 11, 2002 to September 17, 2004, and seeking damages therefore.  Thereafter two similar complaints were filed in the Southern District of California.  These three actions were consolidated and in March 2005, plaintiffs filed a consolidated amended complaint.  The Company has filed a motion to dismiss that complaint.  No discovery has been conducted.  The cases have been tendered to the Company’s insurance carrier, which has denied coverage.  The Company disputes the position taken by the insurance carrier and fully intends to enforce its right under the policy.

On October 7, 2004, plaintiff Jesus Putnam, purportedly on behalf of the Company, filed a derivative complaint in the Superior Court for the State of California, County of San Diego, against one officer of the Company, two former officers of the Company and the Company’s entire Board of Directors, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore.  No discovery has been conducted, and the parties have entered into a stipulation to stay the action pending resolution of the motion to dismiss the federal actions.  The complaint has been tendered to the Company’s insurance carrier, which has denied coverage.  The Company disputes the position taken by the insurance carrier and fully intends to enforce its rights under the policy.

On May 3, 2005, plaintiff Carolina Casualty Insurance Company filed a complaint in the United States District Court for the Southern District of California against one officer of the Company, two former officers of the Company and the Company’s entire Board of Directors, seeking a declaratory judgment from the court that the Company’s D&O insurance policy did not cover losses arising from the state and federal shareholder suits that were filed in 2004.  The Company answered the complaint and filed counterclaims against Carolina Casualty.  No discovery has been conducted.

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

ITEM 5.  OTHER INFORMATION

On August 3, 2005 Larry Stambaugh, CEO, returned to the Company 203,333 shares he owned in Maxim stock and returned to the Company all 1,563,667 stock option grants he currently holds.  These shares of Maxim stock and stock options were collateral on the loan the Company made to Mr. Stambaugh.

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
John D. Prunty, Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer duly authorized to sign on behalf of the registrant)

Date: August 5, 2005