Form 10-K
period 2005-09-30
MAXIM PHARMACEUTICALS INC
filed 2005-12-14
CIK 1013351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Title of class
Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

The aggregate market value of the voting common equity held by persons considered by the registrant for this purpose to be non-affiliates of the registrant was approximately $49,830,000 on March 31, 2005, when the closing price of such stock, as reported on the Nasdaq National Market, was $1.76. This number is provided only for the purposes of this report and does not represent an admission by either the Registrant or any such person as to the status of such person.

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of December 8, 2005 was 28,402,808.

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are characterized by future or conditional verbs and include, but are not limited to, statements regarding the results of product development efforts, clinical trials and applications for marketing approval of pharmaceutical products, and the scope and success of future operations. Such statements are only predictions and our actual results may differ materially from those anticipated or projected in these forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under «Risk Factors» and elsewhere in this Form 10-K for the year ended September 30, 2005, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel, the need for additional financing, the dependence upon collaborative partners, and the risk that we may not be able to complete the proposed transaction with EpiCept Corporation. We do not assume any obligation to update forward-looking statements as circumstances change.

PART I

ITEM 1. BUSINESS

Maxim Pharmaceuticals, Inc. is referred to throughout this report as “Maxim”, the “Company”, “we” or “us.”

Overview

We are a biopharmaceutical company dedicated to developing innovative cancer therapeutics.  Our lead drug candidate is Ceplene™ (histamine dihydrochloride), which in combination with Interleukin-2, or IL-2, has shown a statistically significant improvement in leukemia free survival in a Phase 3 clinical trial as a remission maintenance therapy for patients with acute myeloid leukemia, or AML, the most common form of adult leukemia.  Ceplene is designed to prevent or reverse damage associated with oxidative stress, thereby protecting critical cells and tissues.  Because Ceplene modulates basic immune functions, it has the potential to be used in the treatment of a broad range of diseases in which oxidative stress plays an important role.  More than 2,000 patients have participated in 17 clinical trials of Ceplene, conducted in 20 countries.  We are currently seeking a strategic partnership to further develop Ceplene in AML and other indications and complete commercialization.  Clinical trials completed to date suggest that Ceplene can be safely self-administered by most patients in their own homes.

We are discovering and developing a series of novel cancer drug candidates that are potent inducers of apoptosis, or programmed cell death.  The apoptosis program is focused on discovering and developing small-molecule apoptosis inducers to treat cancer using a proprietary high-throughput screening technology and our chemical genetics approach.  The most advanced candidate from this program is in a Phase 1 human clinical trial being developed by our exclusive, worldwide licensee, Myriad Genetics.  We anticipate that three additional lead candidates identified through this program will advance towards clinical trials independently and through collaborations over the next 12 to 18 months.

Although focused on cancer, the apoptosis program has wider applicability since apoptosis is relevant to a broad range of diseases and conditions.  Converse to the apoptosis inducer candidates we have identified several families of novel compounds capable of inhibiting the apoptotic process, which may have applications in degenerative disorders including myocardial infarction, stroke or liver disease.

Our proprietary live cell high throughput screening technology can screen over 30,000 compounds per day to identify small-molecule compounds that modulate – either positively or negatively – the caspase cascade leading to apoptosis.  This technology has high specificity and is amenable to most cell lines.  The cell-based assay allows for the identification of compounds that induce or inhibit apoptosis regardless of stimuli, mode of action or mechanism.  Approximately one million compounds have been screened to date.  We have recently acquired additional compounds for our compound library and have initiated a new screening campaign.  Our screening technology is particularly versatile and can be adapted for use in a wide variety of primary and cultured cell lines.  This assay system can measure caspase modulation inside multiple cell types including cancer cells, immune cells, or cell lines from different organ systems or genetically engineered cells.  This allows the researchers to find potential drug candidates that are selective for specific cancer types, which may help identify candidates that provide increased therapeutic benefit and reduced toxicity.  For example, we are developing an assay to identify compounds that are selective for the myc oncogene, which is over-expressed in many types of cancers.  The versatility of the platform also allows for application beyond cancer, such as inflammatory disease where we have developed an assay to identify immunosuppressive agents selective for B and T cells.

Corporate Update

During 2005, we have devoted substantially all of our resources to the histamine therapy and apoptosis modulator product development programs.  We conduct our research and other product development efforts through a combination of internal efforts and collaborative programs with universities, other clinical research sites, contract research organizations and pharmaceutical companies.  Oversight of all external and collaborative programs is conducted by our executive officers and other staff located primarily at our headquarters in San Diego, California.

In September 2005, we announced that we entered into a definitive merger agreement with EpiCept Corporation, or EpiCept.  The closing of the transaction is subject to satisfaction of certain customary closing conditions, including the approval of our stockholders.  We have scheduled a special meeting of stockholders on December 21, 2005, for the purpose of voting on a proposal to adopt and approve the merger agreement and approve the merger.  We anticipate closing the transaction in January 2006.

The new company, to be called EpiCept Corporation, combines a late stage product portfolio of commercially promising pain therapies, a planned cancer product registration filing in Europe and an early stage discovery program for apoptosis inducers and inhibitors designed to address unmet medical needs in the areas of oncology and degenerative diseases.  We believe the transaction will combine two companies to create a specialty pharmaceutical company with a balanced portfolio of pain management and oncology product candidates.  EpiCept is focused on the development and commercialization of topically-delivered prescription pain management therapeutics.  EpiCept has six product candidates in clinical development; three in late-stage development that EpiCept believes are ready to enter, or have entered, Phase 2b or Phase 3 clinical trials, and three that have completed initial Phase 2 clinical trials.  All of EpiCept’s product candidates target moderate-to-severe pain that is influenced, or mediated, by nerve receptors located just beneath the skin’s surface.  EpiCept’s product candidates utilize proprietary formulations and several topical delivery technologies to administer United Stated Food and Drug Administration, or FDA approved pain management therapeutics, or analgesics.  EpiCept will continue Maxim’s research operations in San Diego following the proposed merger.

Upon completion of the merger, we will become a wholly owned subsidiary of EpiCept.  The terms of the merger agreement provide for EpiCept to issue shares of its common stock to our stockholders in exchange for all of our outstanding shares.  The merger will result in EpiCept stockholders owning approximately 72%, and our stockholders owning approximately 28%, of the outstanding shares of EpiCept’s common stock.  We anticipate that concurrent with the closing of the merger, EpiCept’s shares will be listed for trading on the Nasdaq National Market and on the Stockholmsbörsen AB under the symbol “EPCT”.

In May 2004, we announced the results of our international Phase 3 clinical trial testing the combination of Ceplene plus IL-2 in 320 patients with AML in complete remission.  The primary endpoint of the Phase 3 trial was achieved using an intent-to-treat analysis.  Patients treated with the Ceplene/IL-2 combination therapy experienced a statistically significant (p=0.0096) increase in leukemia-free survival compared to patients in the control arm of the trial as assessed by the stratified log-rank test.  AML patients are typically treated with chemotherapy to achieve disease remission, but the majority of patients will ultimately relapse.  The prognosis for AML patients after relapse is dismal, with few long-term survivors.  The Ceplene/IL-2 combination therapy treats patients during remission (after chemotherapy) with the goal to increase their remission period and prevent relapses.

On January 18, 2005, we announced that based on correspondence with the FDA that an additional Phase 3 clinical trial will be necessary to further evaluate Ceplene/IL-2 combination therapy for the treatment of AML patients in complete remission before applying for regulatory approval with the FDA in the United States.  Given the time and costs required to conduct another Phase 3 clinical trial, we believe that any such trial would need to be done in collaboration with a corporate partner.  Based upon consultations with external advisors and meetings with European Union, or EU regulatory authorities regarding the AML clinical results, we currently intend to file an application for approval in Europe during the first half of 2006 based on the above AML clinical trial.  We are seeking a strategic partner to advance the development and potential commercialization of Ceplene in AML and other indications.  We will continue to evaluate strategic options related to its regulatory evaluations and partnering efforts.

In September 2004, we announced that the confirmatory Phase 3 trial, or M0104 trial, for the treatment of advanced malignant melanoma patients with liver metastases failed to demonstrate an improvement in overall patient survival.  As a result, we withdrew our United States New Drug Application, or NDA, seeking approval of Ceplene therapy to treat advanced malignant melanoma patients with liver metastases and closed the treatment protocol approved by the FDA in April 2004.  In addition, in October 2004 we implemented a restructuring plan that included a reduction of approximately 50% of our workforce, primarily in the area of research and development, to allow sufficient funds to support our operations.  In February 2005, we further reduce our workforce by 12 employees, primarily in areas associated with Ceplene development.

Histamine:  Broad Therapeutic Potential

Overview

A substantial body of research suggests that the immune system’s ability to destroy virally infected cells and cancer cells is suppressed by oxygen free radicals released by certain immune cells. This process is commonly referred to as oxidative stress.  Oxidative stress, which is implicated in numerous diseases, not only can suppress the immune system, but it can cause tissue damage, including liver damage in patients with hepatitis and other chronic liver diseases.  Research has demonstrated that histamine can help prevent the production and release of oxygen free radicals, thereby reducing oxidative stress.  Accordingly, histamine based treatment has the potential to prevent or reverse damage induced by oxidative stress, thereby protecting critical cells and tissue, including immune cells.

Because histamine based treatment can potentially modulate basic immune functions, it has the potential to be used in a broad range of diseases in which oxidative stress plays an important role.  More than 2,000 patients have participated in 17 completed clinical trials of Ceplene.  The results of our completed clinical trials, which have been conducted in 20 countries, suggest that Ceplene can be safely self-administered by most patients in their own homes.

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

Reversing Immune Suppression. Two kinds of immune cells, Natural Killer, or NK, cells and cytotoxic T cells, possess an ability to kill and support the killing of cancer cells and virally infected cells.  Natural Killer/T cells, or NK/T cells, a form of NK cells that are commonly found in the liver, also have anti-cancer and anti-viral properties.  Much of the current practice of immunotherapy is based on treatment with cytokines such as interferon, or IFN, and IL-2, proteins that stimulate NK, T and NK/T cells.

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

Preventing Oxidative Damage. Most acute and chronic liver diseases have oxidative damage as a common feature of their pathology.  Phagocytic cells and Kupffer cells, both typically present in large quantities in virally infected liver tissue, release oxygen free radicals in response to infections or other factors.  Research suggests that oxygen free radicals cause much of the cell damage in the liver common to hepatitis, alcohol-induced liver damage and other liver diseases.  By preventing the production and release of oxygen free radicals by phagocytic and Kupffer cells, histamine based therapeutics may prevent and reverse oxidative damage to the liver.

The intellectual property protection surrounding our histamine technology now includes 33 United States patents issued or allowed and 17 pending United States patent applications, with corresponding patents issued or pending in the international markets.  Claims include the therapeutic administration of histamine or any H2 receptor agonist in the treatment of cancer, infectious diseases and other diseases, either alone or in combination therapies, the novel synthetic method for the production of pharmaceutical-grade histamine dihydrochloride, the mechanism of action including the binding receptor and pathway, and the rate and route of administration.

Potential Benefits of Histamine Based Therapy

The results from our clinical development program and other research suggest that histamine based therapeutics, such as Ceplene, may be integral in the growing trend toward combination therapy for certain cancers and infectious diseases and may offer a number of important clinical and commercial advantages relative to current therapies or approaches, including:

•                  Extending leukemia free survival in AML.  Our Phase 3 acute myeloid leukemia trial, or M0201 trial, of Ceplene has provided potential evidence of improved therapeutic benefit over the standard of care.

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

Indication	Trial Number	Trial Phase	Number Patients	Status	Location
Acute Myeloid Leukemia	MP-MA-0201	Phase 3 controlled	320	Completed	United States, Europe, Australia, Canada, Israel & New Zealand
	AML1 Investigator Study	Phase 2 single arm	39	Completed	Europe

Advanced Malignant Melanoma	MP-8899-0104	Phase 3 controlled	230	Completed	United States, Europe & Canada
	MP-US-M01	Phase 3 controlled	305	Completed	United States
	MP-MA-0102	Phase 3 controlled	241	Completed	Europe, Australia, Canada & Israel
	MP-MA-0103	Phase 2 single arm	163	Completed	United States

Indication	Trial Number	Trial Phase	Number Patients	Status	Location
	MP-S01 Investigator Study	Phase 2	42	Completed	Europe
	MM-2 Investigator Study	Phase 2 low-dose	27	Completed	Europe
	MM-1 Investigator Study	Phase 2 high-dose	17	Completed	Europe

Renal Cell Carcinoma	MP-MA-SO2 Investigator Study	Phase 2 controlled	41	Completed	Europe
	MP-MA-SO4 Investigator Study	Phase 2 controlled	63	Completed	Europe
	I-318-MA Investigator Study	Phase 2 single arm	48	Completed	Europe

	Multiple Myeloma	Phase 1 single arm	7	Completed	Europe

Hepatitis C — Nonresponder	MP-8899-0406	Phase 2 controlled	320	Completed	Europe, Canada & Israel
	MP-MA-S05 Investigator Study	Phase 1	18	Completed	Israel
	NP16341 Investigator Study	Phase 1	10	Completed	Sweden

Hepatitis C — Naïve	MP-MA-0405	Phase 2 single arm	129	Completed	Europe & Israel

Potential Cancer Indications for Ceplene

A report from the American Cancer Society, 2004 Cancer Facts and Figures, estimated that a total of approximately 1,368,000 new cases and approximately 563,700 deaths were expected for invasive cancers in the United States in 2004.  One in four deaths in the United States are from cancer. Other sources report that one in five deaths in Europe are from cancer, and that the worldwide incidence of cancer exceeds 10 million per year.  The National Institutes of Health estimates that the direct medical cost of treating cancer in the United States is approximately $64.2 billion annually.  Predominant forms of cancer include leukemia, lymphoma, breast, lung, urinary, prostate, melanoma, ovarian, colorectal and brain cancers.

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

Ceplene—Acute Myeloid Leukemia

AML is the most common form of acute leukemia in adults.  Prospects for long-term survival are poor for the majority of AML patients.  There are approximately 11,900 new cases of AML and 8,900 deaths caused by this cancer each year in the United States.  Once diagnosed with AML, patients are typically treated with chemotherapy, and the majority achieve complete remission.  Approximately, 75-80% of patients who achieve their first complete remission will relapse, and the median time in remission before relapse with current treatments is only 12 months.  The prospects for these relapsed patients is poor, and less than 5% survive long term.  There are currently no effective remission therapies for AML patients.  The objective of the Ceplene/IL-2 combination is to treat AML patients in remission to prevent relapse and prolong leukemia-free survival while maintaining a good quality of life for patients during treatment. The FDA has granted orphan drug status to Ceplene for the treatment of AML.

In September 2000, we completed enrollment of the MP-MA-0201 Phase 3 AML clinical trial, or M0201 trial.  This was an international, multi-center, randomized, open-label, Phase 3 trial that commenced in November 1997.  The trial was designed to evaluate if the combination of Ceplene and IL-2 given as a remission therapy can prolong leukemia-free survival time and prevent relapse in AML patients in first or subsequent remission compared to the current standard of care, which is no therapy during remission.  Accordingly, Ceplene is intended to complement rather than supplant chemotherapy.

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

Safety was assessed throughout the study by clinical symptoms, physical examinations, vital signs, and clinical laboratory tests.  In addition, patients were monitored for safety for 28 days following removal from treatment for any reason.  Additional assessments included bone marrow biopsies as clinically indicated and quality of life.

The two treatment groups appear well balanced regarding baseline characteristics and prognostic factors.  With a minimum follow-up of 3 years a stratified log-rank test (stratified by country and first complete remission vs. second or later complete remission) of the Kaplan-Meier, or KM, estimate of leukemia free survival of all randomized patients showed a statistically significant advantage for the treatment group (p =0.0096).  At three years after randomization, 24% of control patients were alive and free of leukemia, compared with 34% of patients treated with Ceplene plus IL-2, stratified by log-rank.

Data from this trial were presented at the American Society of Hematology 46th Annual Meeting and Exposition on December 6, 2004.

Previous AML Clinical Trials with Ceplene plus IL-2.  A Phase 2 investigator trial was conducted in Sweden in which 39 AML patients in complete remission were treated with various combinations of Ceplene and low-dose IL-2.  The objective of the study was to determine a Ceplene plus IL-2 treatment regimen that would have the least negative impact on normal living for patients in remission, and to determine the feasibility of using that regimen in a larger study of AML patients in complete remission in a long-term, at-home, self-administration clinical trial.  Some patients were treated with chemotherapy as well as Ceplene and IL-2 therapy.

Results of the first 29 patients enrolled from this investigator trial were encouraging:  of the 18 patients in their first complete remission 67% remained in complete remission (median 23 months follow-up), and of the 11 patients in their second or later complete remission, 36% remained in complete remission (median 32 months follow-up).  The trial results also demonstrated that the regimen of Ceplene 0.5 mg and IL-2 1 µg/kg administered subcutaneously at home was safe and well tolerated by most subjects.  The results of this study led to the development of protocol M0201.

Ceplene—Advanced Malignant Melanoma

In September 2004, we announced that our M0104 trial of the investigational drug Ceplene in combination with IL-2 for the treatment of advanced malignant melanoma patients with liver metastases failed to demonstrate an improvement in overall patient survival, the primary endpoint.  We also reported that the combination therapy was generally well tolerated, and safety was consistent with previous clinical experience.  Ceplene for advanced malignant melanoma represented our most advanced clinical program with seven clinical trials in more than 1,000 patients.  Malignant melanoma is the most deadly form of skin cancer and is one of the most rapidly increasing cancers in the developed world.  The M0104 trial was conducted under the Special Protocol Assessment procedure of the FDA to confirm results from an earlier Phase 3 trial, or M01 trial, which demonstrated improved survival at 12 months in the subgroup of advanced malignant melanoma patients with liver metastases treated with Ceplene and IL-2.  The M0104 trial was a multi-center, randomized, and controlled Phase 3 study evaluating Ceplene plus IL-2 against IL-2 alone in 230 patients at 35 sites in North America and Europe.  IL-2 is an immunotherapeutic agent approved in the United States for the treatment of advanced malignant melanoma.  The M0104 trial was conducted under the same treatment protocol as the prior M01 trial, but enrollment was limited to advanced malignant melanoma patients with liver metastases.  The primary endpoint of the trial was duration of patient survival, as assessed by the stratified log-rank test in the intent-to-treat population.

Based on the failure of the M0104 trial to demonstrate an improvement in overall patient survival, the primary endpoint, we have withdrawn the pending NDA seeking approval of Ceplene therapy to treat advanced malignant melanoma patients with liver metastases.  We have also withdrawn the European Centralized Procedure Marketing Authorization Application for Ceplene.

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

In February 2005, we announced the results from two investigator-driven studies with Ceplene plus IL-2 versus IL-2 alone in patients with metastatic renal cell carcinoma.  The study performed in Denmark showed a trend towards improvement in patients treated with Ceplene plus IL-2 versus IL-2 alone in overall survival (p=0.08), but not tumor response.  In the second study performed in the United Kingdom, there was no difference in overall survival or tumor response in patients treated with Ceplene plus IL-2 compared to treatment with IL-2 alone.

Ceplene—Hepatitis C

Hepatitis C is the leading blood-borne infection in the United States.  The American Liver Foundation estimates that in the United States 3.9 million people have been infected with hepatitis C, 2.7 million of whom are chronically infected.  The World Health Organization and other sources estimate that an estimated 170 million people are chronically infected worldwide.  Hepatitis is a viral infection in which oxidative stress causes inflammation and tissue damage in the liver and, in many cases, cirrhosis, or scarring.  The cycle of disease from infection to significant liver damage can take 20 years or more. Hepatitis C is a leading cause of liver cancer and the primary reason for liver transplantation in many countries.

In February 2005, we announced the preliminary results from our Phase 2 Ceplene trial treating patients with Hepatitis C.  Our Phase 2 trial, or M0406, of Ceplene in combination with PEG-Intron® (peginterferon alfa-2b) and Rebetol® (ribavirin, USP) for the treatment of hepatitis C patients who failed to respond to previous therapy, which was conducted in cooperation with Schering-Plough Corporation, did not improve virological response compared to treatment with the PEG-Intron and Rebetol alone.

Histamine—Chronic Liver Diseases Pre-clinical Studies

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

Our researchers have reported at annual national meetings on the beneficial effects of histamine in a number of different models of various disease states.  These include alcohol liver damage, liver regeneration, and liver damage models.  These data provide a basis for any future studies on histamine therapy in liver diseases.

Oral Formulation

We are currently developing an oral formulation of histamine for the treatment of chronic liver diseases.  In March 2004, we reported the results from a Phase Ia pharmacokinetic clinical trial of an orally dosed histamine dihydrochloride drug candidate designated HD-O.  The trial was designed to help determine a safe dose range and initial pharmacokinetics for orally administered histamine.  In February 2005, we completed a Phase Ib pharmacokinetics clinical trial that was designed to determine the safety and pharmacokinetics of multiple doses of HD-O.  These studies provide a basis for potential continued clinical research of HD-O in the treatment of chronic liver diseases.

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

Novel Cancer Drug Candidates

Small-Molecule Apoptosis Inducers

All cells have dedicated molecular processes required for cell growth and expansion, but also have programmed pathways specific for inducing cell death.  Cancer is a group of diseases characterized by uncontrolled cellular growth (e.g., tumor formation) without any differentiation of those cells.  One reason for unchecked growth in cancer cells is the disabling, or absence, of the natural process of programmed cell death called apoptosis.  Apoptosis is normally activated to destroy a cell when it outlives its purpose or it is seriously damaged.  One of the most promising approaches in the fight against cancer is to selectively induce apoptosis in cancer cells, thereby checking, and perhaps reversing, the improper cell growth.  Using chemical genetics and its proprietary high-throughput cell-based screening technology, our researchers can effectively identify new cancer drug candidates and molecular targets with the potential to induce apoptosis selectively in cancer cells.

Chemical genetics is a research approach that investigates the effect of small molecules on the cellular activity of a protein, enabling researchers to determine protein function.  By combining chemical genetics with its proprietary live cell high-throughput caspase screening technology, our researchers can specifically investigate the cellular activity of a small molecule drug candidate and its relationship to apoptosis.  Screening for the activity of caspases, a family of protein-degrading enzymes with a central role in cleaving other important proteins necessary for inducing apoptosis, is an effective method for researchers to efficiently discover and rapidly test the effect of small molecules on pathways and molecular targets crucial to apoptosis.

Our screening technology is particularly versatile, since it can adapt its assays for use in a wide variety of primary cells or cultured cancer cell lines.  This platform technology can monitor activation of caspases inside living cells and is versatile enough to measure caspase activity across multiple cell types including cancer cells, primary immune cells, cell lines from different organ systems or genetically engineered cells.  This allows us to find potential drug candidates that are selective for specific cancer types, permitting the ability to focus on identifying potential cancer-specific drugs that will have increased therapeutic benefit and reduced toxicity or for immunosuppressive agents selective for activated B/T cells.  Our high-throughput screening capabilities allow us to screen approximately 30,000 compounds per day.  To date, this program has identified more than 40 in vitro lead compounds with potentially novel mechanisms that induce apoptosis in cancer cells.  Four lead oncology candidates, which vary from pre-clinical to Phase I/II clinical programs, are being developed independently or through strategic collaborations.  The assays underlying the screening technology are protected by multiple United States and international patents and patent applications.

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

Candidate	Description	Highlights
MX2167	Novel transferrin receptor associated apoptosis activator	Preclinical results presented at 2003 AACR Annual Meeting reporting on anticancer activity in multiple cell lines.

Presentation at 2004 AACR-EORTC-NCI International Conference on Molecular Targets and Cancer Therapeutics reporting that MX2167 rapidly activates apoptosis through the transferrin receptor by employing a previously unknown mechanism.

August 2005 publication in the Proceedings of the National Academy of Sciences, entitled “A Role for Transferrin Receptor in Triggering Apoptosis When Targeted With Gambogic Acid”

MX128504	Novel, intracellular target selective for breast and colorectal cancer	Patent filed covering novel mechanism and target Preclinical results presented at 2003 AACR Annual Meeting

March 2005 publication in Molecular Cancer Therapeutics, entitled “The discovery and mechanism of action of novel tumor-selective and apoptosis-inducing 3,5-diaryl-[1,2,4]-oxadiazole series using a chemical genetics approach”

MX128495 (MPC6827)	Broad activity	Exclusive worldwide collaboration with Myriad Genetics announced in November 2003

Announcement of pre-clinical results against pancreatic tumors in a xenograft mouse model demonstrating a statistically significant inhibition of tumor growth, with efficacy twice that of gemcitabine at a significantly lower dose.

Presentations at AACR Annual Meeting

Initiation of Phase 1 studies in March 2005

MX2407	Anti-vascular targeting agent Broad activity	Preclinical results presented at 2003 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics

Candidate	Description	Highlights
Reacquisition of rights to this family of compounds from Shire Pharmaceuticals.

Preclinical results presented at 2004 AACR Annual Meeting demonstrating that MX2407, the lead compound from this family, produced tumor regression in lung cancer animal models as a single agent.  Data was also presented demonstrating that MX2407 enhanced the anti-tumor activity in combination with existing cytotoxic agents that were superior to other vascular targeting agents currently in development.

Apoptosis Inducer Compound #1: MX2167

Preclinical results from MX2167 were presented at the American Association for Cancer Research, or AACR Annual Meeting in Washington, D.C. in July, 2003.  Researchers reported that MX2167 demonstrated attractive pharmacokinetic properties and potent efficacy in rat syngeneic prostate cancer models, with 90% inhibition of tumor growth using moderate dosing schedules.  The MX2167 series features compounds whose apoptosis-inducing anti-tumor activities are mediated through the transferrin receptor via a novel molecular mechanism different from the actions of traditional cancer drugs.  In preclinical testing MX2167 has been shown to induce apoptosis in cancer cells in multiple cell lines, including prostate, breast, colorectal, non-small cell lung and small cell lung cancers and leukemia.  During 2004, we identified and filed United States patents covering the novel mechanism of action of the MX2167 series and the use of the transferrin receptor for the induction of apoptosis for the treatment of cancer.

Additional pre-clinical results for MX2167 were reported at the September 2004 AACR-European Organization for Research and Treatment of Cancer, or EORTC-National Cancer Institute, or NCI International Conference “Molecular Targets and Cancer Therapeutics” in Geneva, Switzerland.  Researchers reported that MX2167 targets the transferrin receptor leading to a previously unknown rapid induction of programmed cell death in preclinical tumor models. The transferrin receptor is located on the surface of cells and is over expressed in several types of cancer.  Although it is a known and validated oncology target, this was the first evidence describing its role as a rapid inducer of apoptosis when targeted with MX2167.

In August 2005, a manuscript in the Proceedings of the National Academy of Sciences, (PNAS, “A Role for Transferrin Receptor in Triggering Apoptosis When Targeted With Gambogic Acid”, Shailaja Kasibhatla, Katayoun A. Jessen, Sergei Maliartchouk, Jean Yu Wang, Nicole, M. English, John Drewe, Ling Qiu. Shannon P. Archer, Anthony E. Ponce, Nilantha Sirisoma, Songchun Jiang, Han-Zhong Zhang, Kurt R. Gehlsen, Sui Xiong Cai, Douglas R. Green & Ben Tseng, PNAS.  August 23, 2005, Vol. 102, No. 34, pp. 12095-12100) describing the role of the transferrin receptor and its association with the induction of apoptosis was published.  The article describes the transferrin receptor as a target for gambogic acid, a substance used in traditional Chinese medicine, and a previously undiscovered link between the receptor and the rapid activation of apoptosis in tumor cells.

Apoptosis Inducer Compound #2: MX128504

MX128504 is a novel, cell-cycle dependent inducer of apoptosis that is selective in its mechanism and targets only breast and colorectal cancer cells.  The molecular target is the Insulin Growth Factor 2 Receptor Binding Protein, or IGF2R BP, also known as TIP47.  This molecule affects the Insulin Growth Factor I, or IGF1, growth regulation pathway and has demonstrated efficacy as a single agent and in combination with existing chemotherapeutic agents, including a significant reduction in tumor growth in combination with Taxol, an anticancer drug.

In May 2005, a manuscript in the Journal of Molecular Cancer Therapeutics, (MCT, “The discovery and mechanism of action of novel tumor-selective and apoptosis-inducing 3,5-diaryl [1,2,4]-oxadiazole series using a chemical genetics approach”, Katayoun A. Jessen, Nicole M. English, Jean Yu Wang, Sergei Maliartchouk, Ling Qiu, Regina Brand, Jared Kuemmerle, Han-Zhong Zhang, Kurt Gehlsen, John Drewe, Ben Tseng, Sui Xiong Cai, and Shailaja Kasibhatla, Molecular Cancer Therapeutics 2005; 4(5):1—11) describing the tail-interacting protein 47, or TIP-47, as the target for this class of compounds was published.  The data indicates that MX128504 is tumor-selective and further support the discovery of novel drugs and drug targets using chemical genetics.

Apoptosis Inducer Compound #3, MX2407

In November 2004, two manuscripts in the Journal of Molecular Cancer Therapeutics (Journal of Molecular Cancer Therapeutics, “Discovery and mechanism of action of a novel series of apoptosis inducers with potential vascular targeting activity”, Kasibhatla, S., Gourdeau, H., Meerovitch, K., Drewe, J., Reddy, S., Qiu, L., Zhang, H., Bergeron, F., Bouffard, D., Yang, Q., Herich, J., Lamothe, S., Cai, S. X., Tseng, B., Mol. Cancer Ther. 2004 3: pp. 1365-1374;  “Antivascular and antitumor evaluation of 2-amino-4-(3-bromo-4,5-dimethoxy-phenyl)-3-cyano-4H-chromenes, a novel series of anticancer agents”, Henriette Gourdeau, Lorraine Leblond, Bettina Hamelin, Clemence Desputeau, Kelly Dong, Irenej Kianicka, Dominique Custeau, Chantal Boudreau, Lilianne Geerts, Sui-Xiong Cai, John Drewe, Denis Labrecque, Shailaja Kasibhatla, and Ben Tseng, Mol. Cancer Ther. 2004 3: pp. 1375-1384) describing its MX2407 anticancer drug candidate as part of a novel class of microtubule inhibitors were published.  The manuscripts characterize MX2407 as a potent caspase activator demonstrating vascular targeting activity and potent antitumor activity in pre-clinical in vitro and in vivo studies.  MX2407 appeared highly effective in mouse tumor models, producing tumor necrosis at doses that correspond to only 25% of the maximum tolerated dose.  Moreover, in combination treatment, MX2407 significantly enhanced the antitumor activity of cisplatin, resulting in tumor-free animals.

Apoptosis Inducer Compound #4: MX128495

In December 2003, we announced the exclusive license of our MX90745 series of preclinical apoptosis inducer compounds for the treatment of cancer to Myriad Genetics, Inc.  The lead compound in that series, MX128495, otherwise know as MPC6827, has shown potency in preclinical testing in multiple cancer types including prostate cancer, breast cancer, colorectal cancer, non-small cell lung cancer, small cell lung cancer and leukemia.  Under the terms of the agreement, we granted an exclusive worldwide license to Myriad for the development and commercialization of the MX90745 family of compounds.  Myriad is responsible for the clinical development and commercialization of MX128495, with oversight provided by a joint development committee comprised of Myriad and Maxim personnel.  We provided research services to Myriad for a one-year period to assist with the development of MX128495.  The license agreement included $27 million to us in the form of milestone payments, license fees and research support assuming successful commercialization of any compound within the MX128495 series, as well as a royalty to us on sales of MX128495-related products.  In March 2005, Myriad initiated a Phase 1 clinical trial in patients with advanced solid tumors resulting in us receiving a $1 million milestone payment.

In addition to collaborations related to specific compound families, the capacity of our high-through screening assays (the ability to screen more than 30,000 compounds per day) enable us to collaborate on earlier-stage discovery efforts as well.  Under a collaboration with Celera Genomics, we have screened approximately 700,000 of Celera’s proprietary compounds to identify inducers of apoptosis.  We expect to seek additional corporate collaborators to augment its internal development efforts to accelerate the clinical development of our apoptosis inducer drug candidates.

We also have plans to choose one or more of the compounds discovered through our apoptosis research efforts and independently advance the chosen compound(s) into human clinical trials.

Apoptosis and Protease Inhibitors

We have discovered 5 families, consisting of over 150 compounds, of highly potent, small molecule caspase inhibitors that inhibit apoptotic cell death in vivo.  Intravenous administration of these compounds is highly efficacious in animal models of acute degenerative diseases, particularly myocardial infarction, stroke, hepatitis induced liver failure and sepsis.  These compounds are also non-toxic in vivo and may also have applications in biodefense.

MX1013, our lead clinical development candidate, has been shown in preclinical studies to effectively protect the heart muscle following an ischemic event such as myocardial infarction from ischemia-reperfusion injury.  This compound was also shown to be highly active in preclinical models of acute liver failure associated with FAS-induced hepatitis, as well as in models of sepsis and stroke.  In addition, several chemical families of analogues with equally good or better efficacy and safety have also been identified.  These compounds are protected with composition of matter and use patents issued or applied for.

Our small molecule apoptosis inhibitor MX1013, or a related analog, may provide a safe and effective countermeasure for biodefense applications.  Specifically these include treatment for anthrax exposure, as well as treatment for excessive exposure to radiation, such as nuclear detonation or radiological attack.

Because nuclear detonation or radiological attack represent real and present threats to national security, the development of effective medical countermeasures are of critical importance.  Excessive exposure to high dose radiation leads to bone marrow suppression with death due to the induction of apoptosis in hematopoietic stem and progenitor cells.  Our lead development candidate, MX1013, is highly efficacious in animal studies (via intravenous or intraperitoneal injection) and has been shown to protect bone marrow cells from apoptosis induced by radiation and to extend the life of rodents exposed to lethal doses of radiation.

Exposure to anthrax or other biological weapons are also significant threats to national security.  Since anthrax lethal toxin is known to reduce the viability of cultured human endothelial cells and to induce caspase-dependent endothelial apoptosis, an agent like MX1013 may provide protection against human endothelial cell apoptosis induced by anthrax lethal toxin.  Recent preliminary results indicate that our caspase inhibitor MX1013 increased survival to 20% in mice exposed to lethal doses of anthrax.

Another promising series of protease inhibitor compounds is the MX128533 series.  This series of small molecules discovered by our researchers inhibits the SARS coronavirus, or SARS-CoV.  They have been tested for antiviral activity by the National Institute of Allergy and Infectious Diseases, or NIAID, part of the National Institutes of Health, at the Institute for Antiviral Research, Utah State University, by Dr. Dale Barnard and Dr. Robert Sidwell.

The lead compound demonstrated inhibition of the SARS-CoV in cell culture at very low concentrations, 0.02 microg/mL.  In-vitro studies with the compound has demonstrated no toxic effect on uninfected cells even at the highest concentration tested, resulting in a selectivity index, or SI, greater than 500.  An SI of greater than 10 is considered significant by NIAID criteria.  This series of compounds is being further evaluated in-vitro and in preclinical animal models under the agreement with NIAID to select a potential development candidate.

As with our apoptosis inducing compounds for which we are seeking partners, we are also seeking to partner its apoptosis and SARS virus protease inhibitors.

Product Development and Collaborative Relationships

We conduct our research, clinical trials and other product development activities through a combination of efforts by internal personnel and collaborative programs.  For Ceplene and the other research and development programs we rely upon our clinical management personnel in collaboration with universities and other clinical research sites, contract research organizations and other similar service providers and persons.  Earlier-stage research and development efforts related to the apoptosis modulator technology have historically been conducted in our laboratories, although we recently entered into a collaborative agreement for one of our compound families and we expect to rely on pharmaceutical company collaborative relationships to advance the clinical development of certain other compounds and indications encompassed by this technology while we contemporaneously work to independently advance at least one compound into human clinical development.  We have relied upon licensing and other transactions to provide access to certain proprietary technologies.

Ceplene Collaborations

We are seeking a strategic partnership for the filing of European registration and commercialization of Ceplene™ for the treatment of AML.  Based upon recent discussions with the rapporteur and co-rapporteur assigned to the MAA, regulators at the EMEA and European regulatory experts engaged by us, we have concluded that an application should be filed to seek approval for Ceplene™ in AML based upon the recent successful phase 3 trial results.  AML is the most common form of adult leukemia and there is no present therapy for treating patients during remission that was the focus of our trial.

We will continue to evaluate strategic options related to Ceplene’s regulatory evaluations and partnering efforts in other potential indications.

Apoptosis Modulator and Other Collaborations

In July 2000, we licensed our MX2105 series of anti-cancer compounds to Biochem Pharma, subsequently becoming Shire BioChem, or Shire.  This agreement required that Shire make licensing, research and milestone payments to us totaling up to $55 million assuming the successful commercialization of the compound for the treatment of two cancer indications, as well as pay a royalty on product sales resulting from this collaboration.  Shire was to provide the preclinical testing, manufacturing development and clinical development of the compound.  In July 2003, following the combination of Shire and Biochem Pharma, Shire announced that oncology would no longer be a therapeutic focus of the company’s research and development efforts.  In March 2004, we entered into a license agreement reacquiring the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire.  Under the agreement all rights and obligations of the parties under the July 2000 agreement were terminated and Shire agreed to assign and/or license rights we owned under or shared under the prior research program.  The agreement did not require any up-front payments, however, it does require that we provide Shire a portion of any sublicensing payments we receive if we relicense the series of compounds or make milestone payments to Shire totaling up to $26 million, assuming the successful commercialization of the compound by us for the treatment of a cancer indication, as well as pay a royalty on product sales.

In 2000, we entered into a collaboration with Celera Genomics under which we have screened approximately 700,000 compounds from Celera’s proprietary libraries using our high-throughput screening technology.  We performed research regarding the mechanisms of action for any promising compounds identified during the screening process.  The agreement called for Celera to perform the preclinical work for such compounds.  Under the agreement we retain the option to elect, at our sole discretion, to jointly develop with Celera any compounds that are taken into clinical trials and to share equally the development costs and commercial revenues.  We completed the screening of these compounds.  Celera is carrying out evaluation of the leads.

In December 2003, we announced the exclusive worldwide license of our MX90745 family of preclinical apoptosis inducer compounds for the treatment of cancer to Myriad Genetics, Inc, or Myriad.  Myriad will be responsible for the clinical development and commercialization of the lead compound, MX128495, with oversight to be provided by a joint development committee comprised of Myriad and Maxim personnel.  We provided research services to Myriad for a one-year period to assist with the development of MX128495.  The license agreement included up to $27 million to us in the form of milestone payments, license fees and research support assuming successful commercialization of any compound within the MX128495 series, as well as a royalty to us on sales of MX128495-related products.

Marketing and Sales

If we are successful in attaining approval to market Ceplene from regulatory authorities in the European Union, we plan to enter into a territory specific marketing collaboration with a company with relevant experience in marketing oncology drugs.  The option for co-marketing of Ceplene in the United States and other territories would be negotiated with any such partner.

In 1999, we entered into an agreement granting F. H. Faulding & Co., Ltd. (now Mayne Pharmaceuticals) the right to market Ceplene in Australia and New Zealand. Also during 1999, we entered into an agreement granting MegaPharm, Ltd. the right to market Ceplene in Israel.

Our marketing strategies for the initial apoptosis modulators will rely upon out-licensing and other collaborative relationships.  For example, in November 2003 our MX128495 series of anti-cancer compounds was licensed to Myriad under an agreement that calls for Myriad to market any products within this series that attain regulatory approval.

Manufacturing

We do not intend to acquire or establish our own dedicated manufacturing facilities for Ceplene in the foreseeable future.  There are a number of facilities in compliance with FDA Good Manufacturing Practice available for contract manufacturing, and we have contracted with established pharmaceutical manufacturers for the production of Ceplene.  These manufacturers supply the Ceplene as required for our clinical trial activities and have demonstrated the capability to supply commercial quantities of the product for any potential market launch.

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

Patents, Licenses and Proprietary Rights

We own or have the rights to 58 issued or allowed United States patents and 47 United States patent applications.  Corresponding patent applications have been filed, and in a number of instances patents have been issued, in major international markets, including Europe, Australia and Japan.  Our policy is to file, where possible, patent applications to protect technologies, inventions and improvements that are important to the development of our business.  We have devoted substantial attention and resources to our patent and license portfolio.  Maintaining patents and licenses and conducting an assertive patent prosecution strategy is a priority for us.

Granted Patents and Pending Applications in Key Areas

We own or have rights to 27 issued or allowed United States patents and 16 United States patent applications related to Ceplene, a technology platform based upon histamine, a naturally occurring H2 receptor agonist.  These patents encompass various topics relating to use, composition, methods, and manufacture of histamine, H2 receptor agonists, or radical scavengers in a variety of disease states.  A number of corresponding patents have also issued in international markets.

We own or have rights to 6 issued or allowed United States patents and 1 United States patent application for material compositions and other rights underlying the histamine topical gel technology.  We also own or have rights to 2 issued United States patents on HTLV peptides for diagnostics or therapeutic uses.  Corresponding patents have also been filed in international markets.

We hold or have rights to 23 issued or allowed United States patents and 30 United States patent applications related to drug screening methodology and reagents, and compounds that induce apoptosis or inhibit apoptosis.  Corresponding patent applications related to the above have also been filed internationally in most cases.

Technology Rights

In 1993, we entered into a technology transfer agreement under which we purchased certain intellectual property and patent rights related to our Ceplene technology.  The technology transfer agreement required us to pay certain royalty obligations to the two inventors of the technology, although one of the inventors waived his royalty rights as part of a subsequent agreement with us.  In October 1999, we entered into a new royalty agreement with the remaining inventor under which we agreed to pay $1 million over three years in exchange for a reduced royalty rate.  We have also filed a large number of additional patent applications and received a substantial number of additional patents encompassing the Ceplene technology as described above.

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

European and Other Regulatory Approval

Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other regions is necessary prior to commencement of marketing the product in such countries.  The regulatory authorities in each region may impose their own requirements and may refuse to grant, or may require additional data before granting, an approval even though the relevant product has been approved by the FDA or another authority.  As with the FDA, the regulatory authorities in the EU and other developed regions have lengthy approval processes for pharmaceutical products.  The process for gaining approval in particular regions varies, but generally follows a similar sequence to that described above for FDA approval.  In Europe, the European Committee for Human Medicinal Products provides a mechanism for EU member states to exchange information on all aspects of product licensing.  The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries.

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

In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on pharmaceutical pricing.  While we cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on our business, the announcement of such proposals or efforts could have a material adverse effect on our ability to raise capital, and the adoption of such proposals or efforts could have a material adverse effect on our business, financial condition, and results of operations.  Further, to the extent that such proposals or efforts have a material adverse effect on other pharmaceutical companies that are prospective corporate partners for us, our ability to establish corporate collaborations may be adversely affected.  In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans that mandate predetermined discounts from list prices.  Third-party payors are increasingly challenging the prices charged for medical products and services.  If we succeed in bringing one or more products to the market, we cannot assure you that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive basis.

Competition

Competition in the discovery and development of methods for treating or preventing cancer is intense.  Numerous pharmaceutical, biotechnology and medical companies and academic and research institutions in the United States and elsewhere are engaged in the discovery, development, marketing and sale of products for the treatment of cancer.  These include surgical approaches, new pharmaceutical products and new biologically derived products.  We expect to encounter significant competition for the principal pharmaceutical products we plan to develop.  Companies that complete clinical trials, obtain regulatory approvals and commence commercial sales of their products before we do, may achieve a significant competitive advantage.  A number of pharmaceutical companies are developing new products for the treatment of the same diseases we are targeting.  In some instances, our competitors already have products in late-stage clinical trials.  In addition, certain pharmaceutical companies are currently marketing drugs for the treatment of the same diseases we are targeting, and may also be developing new drugs to address these disorders.

In the area of immunotherapy, the impact of competition for Ceplene may be reduced as the drug may be complementary to many other immunotherapeutic agents.  Our current clinical testing combines the administration of Ceplene with the administration of cytokines, certain immunotherapeutic agents. Accordingly, Ceplene and these immunotherapeutic agents may not be competitive but may play complementary and synergistic roles in enhancing the immune system.  For this reason, we believe that continuing advancements in the overall field of immunotherapy may create new opportunities for Ceplene.

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

Employees and Consultants

As of November 1, 2005, we had 32 full-time employees, all of whom were based at our three facilities in San Diego, California, 14 of whom comprise the core research team for the apoptosis program, 6 in drug development, primarily clinical and regulatory, and 12 in general and administrative, business development and management positions.  We believe our relationships with our employees are satisfactory.

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

Risks relating to the proposed merger with EpiCept Corporation.

In March 2005, we retained Piper Jaffray & Co. to advise and assist in identifying and evaluating our strategic options.  Piper Jaffray & Co. is a leading investment bank serving the life science industry.  In September 2005, we announced that we entered into a definitive merger agreement with EpiCept.  The closing of the transaction is subject to satisfaction of certain customary closing conditions, including the approval of our stockholders.  We have scheduled a special meeting of stockholders on December 21, 2005 for the purpose of voting on a proposal to adopt and approve the merger agreement and approve the merger.  We anticipate closing the transaction in January 2006.  If and at the time the transaction closes we will owe Piper Jaffray & Co. $600,000 for their services.  There can be no assurance that we will be able to close our business combination with EpiCept.  In the event that the merger agreement is terminated by EpiCept or us due to the failure of our stockholders to adopt the merger agreement, we are required to pay all reasonable expenses of EpiCept up to $650,000.  Under certain other conditions as described in the merger agreement if the transaction is not completed, we could be required to make payments to EpiCept totaling up to $1.4 million.  Also, if the proposed transaction does not close, there can be no assurance that existing sources of liquidity will be sufficient to complete an alternative strategic transaction.  In addition, the transaction will require us to incur charges or incur other substantial financial obligations and may pose significant integration challenges with respect to our business including the development of our product candidates, and business disruptions, any of which could materially and adversely affect our business and financial results.  Should we be required to seek additional capital to complete such a transaction, there can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms.  The combined company’s board of directors will consist of five current EpiCept directors and two of our current directors.  Further, if the proposed transaction is completed, our stockholders will own approximately 28% of the combined company.  Consequently, our stockholders will be able to exercise less influence over the management and policies of EpiCept than they currently exercise over our management and our policies.

The development of our drug candidates is subject to uncertainties, many of which are beyond our control. If we fail to successfully develop our drug candidates, our ability to generate revenues will be substantially impaired.

Potential products based on our Ceplene technology, oral histamine, apoptosis modulator and topical histamine gel technologies will require, dependent upon the specific drug candidate, extensive research and development, preclinical testing, clinical testing, collaborative partners to conduct certain clinical trials, regulatory approval and substantial additional investment before we can market them. We cannot assure you that any of our drug candidates will:

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

We are a development-stage enterprise. We have experienced net losses every year since our inception. Our net losses applicable to common stock were $27.7 million, $45.0 million and $45.5 million for the years ended September 30, 2005, 2004 and 2003.  As of September 30, 2005, we had an accumulated deficit of approximately $379.2 million. We anticipate incurring substantial additional losses over at least the next several years related to developing and testing our drug candidates and preparing for commercialization and planned market launches of our products. If we do not become profitable, our stock price will be negatively affected, and we may ultimately be forced to discontinue our operations. We may never generate product revenues or become profitable. We expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, some of which could be significant.

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

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego, against us and two of our officers, alleging fraud and negligent misrepresentation in connection with our acquisition of Cytovia.  A binding arbitration proceeding with the American Arbitration Association was held in May 2003.  The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that we have no liability for such claims and awarded us recovery of our reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceedings. In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect.  In June 2004, the plaintiffs filed an Appeal.  In December 2004, the Court of Appeal reversed the judgment of the Superior Court and remanded the lawsuit to the trial court for further proceedings. In September 2005, plaintiffs filed an amended complaint adding state law securities claims against the defendants.  In October 2005, we demurred to this amended complaint on the grounds that the complaint failed to allege any untrue statements, thus rendering each asserted cause of action deficient.  The demurrer will be heard in January 2006.  In the meantime, the case continues in the discovery stages.  We intend to vigorously defend ourselves against these claims.

On September 21, 2004, plaintiff Dr. Richard Bassin, on behalf of himself and purportedly on behalf of a class of others similarly situated, filed a complaint in the United States District Court for the Southern District of California against us, Larry G. Stambaugh, our President and Chief Executive Officer, and Anthony E. Altig, our former Vice President Finance and Chief Financial Officer, for alleged violations of federal securities laws related to declines in our stock price in connection with various statements and alleged omissions to the public and to the securities markets during the class period from November 11, 2002 to September 17, 2004, and seeking damages therefore.  Thereafter two similar complaints were filed in the Southern District of California.  These three actions were consolidated and in March 2005, plaintiffs filed a consolidated amended complaint.  No discovery has been conducted.  In October 2005, the United States District Court for the Southern District of California granted our motion to dismiss the consolidated amended complaint, but allowed plaintiffs leave to amend.  It is possible that the plaintiffs will exercise their right to file an amended complaint.  The cases have been tendered to our insurance carrier, which has denied coverage.  We dispute the position taken by our insurance carrier and fully intend to enforce our rights under the policy.

On October 7, 2004, plaintiff Jesus Putnam, purportedly on behalf of the Company, filed a derivative complaint in the Superior Court for the State of California, County of San Diego, against Larry G. Stambaugh, Anthony E. Altig, Kurt R. Gehlsen, former Senior Vice President and Chief Scientific Officer, and our entire Board of Directors for alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in our stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore.  No discovery has been conducted, and the parties have entered into a stipulation to stay the action pending resolution of a motion to dismiss the federal actions.  In October 2005, plaintiff attempted to file an amended complaint to include class action allegations that defendants breached their fiduciary duties by approving the merger.  In addition, the plaintiff requested that the court enjoin Maxim’s directors from completing the merger as presently proposed.  The amended complaint was rejected by the court, pending the lifting of the stay.  We expect the plaintiff to re-file the amended complaint once the stay is lifted, in or about December 2005.  If the court were to grant plaintiff’s request for an injunction, the merger could be delayed indefinitely.  The complaint has been tendered to our insurance carrier, which has denied coverage.  We dispute the position taken by our insurance carrier and fully intend to enforce our rights under the policy.

On May 3, 2005, plaintiff Carolina Casualty Insurance Company filed a complaint in the United States District Court for the Southern District of California against Larry G. Stambaugh, Anthony E. Altig, Kurt R. Gehlsen, and our entire Board of Directors, seeking a declaratory judgment from the court that our D&O insurance policy did not cover losses arising from the state and federal shareholder suits that were filed in 2004.  We answered the complaint and filed counterclaims against Carolina Casualty.  No discovery has been conducted and the court has issued a stay of the entire proceedings, pending certain events in the federal suit.

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

Our common stock currently trades on the Nasdaq National Market and on the Stockholmsbörsen AB. Historically, our common stock has generally experienced relatively low daily trading volumes in relation to the aggregate number of shares outstanding.  Sales of substantial amounts of our common stock in the public market could adversely affect the prevailing market prices of our common stock and our ability to raise equity capital in the future.

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

External factors may also adversely affect the market price for our common stock. The price and liquidity of our common stock may be significantly affected by the overall trading activity and market factors on the Nasdaq National Market and the Stockholmsbörsen AB, and these factors may differ between the two markets. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market prices of the common stock of many publicly traded pharmaceutical or biotechnology companies have in the past been, and can in the future be expected to be, especially volatile.

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

We have also adopted a stockholder rights plan or “poison pill”. Our stockholder rights plan is designed to protect our stockholder in the event of an unsolicited bid to acquire the Company. In general terms, the rights plan imposes a significant penalty upon any person or group that acquires 15% or more of our outstanding common stock without the approval of our board of directors. Our stockholder rights plan could discourage a third party from attempting to acquire us through an acquisition of our outstanding voting stock, even though such acquisition may be beneficial to our stockholders.

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

On September 5, 2005, we amended our stockholder rights agreement, dated as of June 15, 2000, to ensure the proposed merger with EpiCept Corporation will not trigger the rights under the stockholder rights agreement.  The amendment to the stockholder rights agreement provides that the rights issued under the plan will expire immediately prior to the effective date of the proposed merger.

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

ITEM 2. PROPERTIES

We currently lease approximately 69,000 rentable square feet of laboratory and office space in three facilities in San Diego, California.  Approximately 11,000 rentable square feet of laboratory and office space is subleased to third parties and we are currently pursuing the sublease of an additional portion of our office space.  We believe that our existing facilities will be adequate to accommodate the implementation of our current business strategies.

ITEM 3. LEGAL PROCEEDINGS

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego, against the Company and two of its officers, alleging fraud and negligent misrepresentation in connection with the Company’s acquisition of Cytovia. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that the Company has no liability for such claims and awarded us recovery of the Company’s reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceedings.  In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect.  In June 2004, the plaintiffs filed an Appeal.  In December 2004, the Court of Appeal reversed the judgment of the Superior Court and remanded the lawsuit to the trial court for further proceedings. In September 2005, plaintiffs filed an amended complaint adding state law securities claims against the defendants.  In October 2005, the Company demurred to this amended complaint on the grounds that the complaint failed to allege any untrue statements, thus rendering each asserted cause of action deficient.  The demurrer will be heard in January 2006.  In the meantime, the case continues in the discovery stages.  The Company intends to vigorously defend itself against these claims.

On September 21, 2004, plaintiff Dr. Richard Bassin, on behalf of himself and purportedly on behalf of a class of other shareholders similarly situated, filed a complaint in the United States District

Court for the Southern District of California against the Company, one officer of the Company and one former officer of the Company, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets during the class period from November 11, 2002 to September 17, 2004, and seeking damages therefore.  Thereafter two similar complaints were filed in the Southern District of California.  These three actions were consolidated and in March 2005, plaintiffs filed a consolidated amended complaint.  No discovery has been conducted.  In October 2005, the United States District Court of the Southern District of California granted the Company’s motion to dismiss the consolidated amended complaint, but allowed plaintiffs leave to amend.  It is possible that the plaintiffs will exercise their right to file an amended complaint.  The cases have been tendered to the Company’s insurance carrier, which has denied coverage.  The Company disputes the position taken by the insurance carrier and fully intends to enforce its right under the policy.

On October 7, 2004, plaintiff Jesus Putnam, purportedly on behalf of the Company, filed a derivative complaint in the Superior Court for the State of California, County of San Diego, against one officer of the Company, two former officers of the Company and the Company’s entire Board of Directors, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore.  No discovery has been conducted, and the parties have entered into a stipulation to stay the action pending resolution of the motion to dismiss the federal actions.  In October 2005, plaintiff attempted to file an amended complaint to include class action allegations that defendants breached their fiduciary duties by approving the merger.  In addition, the plaintiff requested that the court enjoin Maxim’s directors from completing the merger as presently proposed.  The amended complaint was rejected by the court, pending the lifting of the stay.  The Company expects plaintiff to re-file the amended complaint once the stay is lifted, in or about December 2005.  If the court were to grant plaintiff’s request for an injunction, the merger could be delayed indefinitely.  The complaint has been tendered to the Company’s insurance carrier, which has denied coverage.  The Company disputes the position taken by the insurance carrier and fully intends to enforce its rights under the policy.

On May 3, 2005, plaintiff Carolina Casualty Insurance Company filed a complaint in the United States District Court for the Southern District of California against one officer of the Company, two former officers of the Company and the Company’s entire Board of Directors, seeking a declaratory judgment from the court that the Company’s D&O insurance policy did not cover losses arising from the state and federal shareholder suits that were filed in 2004.  The Company answered the complaint and filed counterclaims against Carolina Casualty.  No discovery has been conducted and the court has issued a stay of the entire proceedings, pending certain events in the federal suit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock (Unaudited)

Our common stock currently trades on both the Nasdaq National Market, or Nasdaq, and the Stockholmsbörsen AB under the symbol “MAXM”. The following table shows the high and low sales price for our common stock by quarter, as reported by Nasdaq for the periods indicated:

	Price Range
Period	High	Low

Fiscal Year Ended September 30, 2005
First Quarter	$3.70	$1.99
Second Quarter	3.09	1.61
Third Quarter	1.84	1.18
Fourth Quarter	1.65	1.25

Fiscal Year Ended September 30, 2004
First Quarter	$9.00	$5.85
Second Quarter	10.59	7.50
Third Quarter	10.45	7.46
Fourth Quarter	9.60	2.45

On November 1, 2005, the last reported sales price of our common stock, as reported by Nasdaq, was $1.24 per share. As of such date, there were approximately 280 holders of record of our common stock. We have not paid cash dividends on our common stock and have no intention to do so in the foreseeable future.

The information regarding securities authorized for issuance under equity compensation plans required by this item is incorporated by reference to Part III, Item 12 entitled “Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters” in this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial information is only a summary and you should read the following financial information together with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this report on Form 10-K.

The following tables present our selected consolidated statement of operations and balance sheet data for and as of the years ended September 30, 2005, 2004, 2003, 2002 and 2001.  The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended September 30, 2005, 2004, and 2003, and with respect to our balance sheets at September 30, 2005 and 2004 are derived from our consolidated financial statements that have been audited by KPMG LLP, which are included elsewhere in this report, and are qualified by reference to such consolidated financial statements. The consolidated statement of operations data for the years ended September 30, 2002 and 2001 and the balance sheet data as of September 30, 2003, 2002, and 2001 are derived from our audited consolidated financial statements that are not included in this report.

	Year ended September 30
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
SELECTED STATEMENTS OF OPERATIONS DATA:
Collaboration and research revenue	$1,680	$4,118	$3,830	$2,153	$3,247
Research and development expenses	17,789	37,923	42,528	32,015	32,642
Net loss applicable to common stock (1)	(27,693)	(44,968)	(45,456)	(64,323)	(37,323)
Net loss per share of common stock	(0.97)	(1.59)	(1.94)	(2.76)	(1.61)
Weighted average shares outstanding	28,563	28,212	23,444	23,274	23,220

	As of September 30
	2005	2004	2003	2002	2001
	(in thousands)
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents	$7,560	$10,658	$32,861	$24,775	$20,439
Investments	15,206	38,746	58,468	83,216	122,121
Total assets	30,882	64,185	107,347	125,644	190,756
Long-term debt and long-term capital lease obligations, excluding current portion	—	96	828	1,684	1,760
Deficit accumulated during the development stage	(379,165)	(351,472)	(306,504)	(261,048)	(196,725)
Stockholders’ equity	25,630	53,399	95,237	116,733	180,647

(1) – In 2002, the net loss applicable to common stock includes $28,179 resulting from the cumulative effect of an accounting change from the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. Such forward-looking statements include but are not limited to statements regarding plans for the development and commercialization of our drug candidates, the potential merger with EpiCept Corporation and future cash requirements. Such statements are only predictions and our actual results could differ materially from those anticipated or projected in such forward-looking statements. Moreover, we assume no responsibility for the accuracy and completeness of the forward-looking statements.  We are under no duty to update any of the forward-looking statements after the date hereof to conform such statements to actual results or to changes in our expectations.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” contained elsewhere in this Form 10-K for the year ended September 30, 2005. As a result, you are cautioned not to rely on these forward-looking statements.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, including the related notes, appearing in this Form 10-K for the year ended September 30, 2005.

OVERVIEW

We are a biopharmaceutical company dedicated to developing innovative cancer therapeutics.  Our lead drug candidate is Ceplene™ (histamine dihydrochloride), which has shown a statistically significant improvement in leukemia free survival in a Phase 3 clinical trial as a remission maintenance therapy for patients with AML.  Ceplene is designed to prevent or reverse damage associated with oxidative stress, thereby protecting critical cells and tissues. Because Ceplene modulates basic immune functions, it has the potential to be used in the treatment of a broad range of diseases in which oxidative stress plays an important role.  More than 2,000 patients have participated in our 17 clinical trials of Ceplene, conducted in 20 countries.  We are currently seeking a strategic partnership to further develop Ceplene in AML and other indications and complete commercialization.

In September 2004, we announced that the confirmatory Phase 3 trial, or M0104 trial, for the treatment of advanced malignant melanoma patients with liver metastases failed to demonstrate an improvement in overall survival.  As a result, we withdrew our United States New Drug Application, or NDA, seeking approval of Ceplene therapy to treat advanced malignant melanoma patients with liver metastases and closed the treatment protocol approved by the FDA in April 2004.

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

In March 2005, we retained Piper Jaffray & Co. to advise and assist us in identifying and evaluating our strategic options.  Piper Jaffray & Co. is a leading investment bank serving the life science industry.  In September 2005, we announced that we entered into a definitive merger agreement with EpiCept Corporation, or EpiCept.  The closing of the transaction is subject to satisfaction of certain customary closing conditions, including the approval of our stockholders.  We have scheduled a special meeting of stockholders on December 21, 2005 for the purpose of voting on a proposal to adopt and approve the merger agreement and approve the merger.  We anticipate closing the transaction in January 2006.  There can be no assurance that we will be able to close our business combination with EpiCept.  Also, if such transaction does not close, there can be no assurance that existing sources of liquidity will be sufficient to complete an alternative strategic transaction.  In addition, any such transactions may require us to incur charges, or incur other substantial financial obligations and may pose significant integration challenges with respect to our business including the development of our product candidates, and business disruptions, any of which could materially and adversely affect our business and financial results.  Should we be required to seek additional capital to complete such a transaction, there can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms.

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

Valuation of Intellectual Property.  We evaluate our patents and licenses for impairment whenever indicators of impairment exist. During this process, we review our portfolio of pending domestic and international patent applications, domestic and international issued patents, and licenses we have acquired from other parties. To determine if any impairment is present, we consider challenges or potential challenges to our existing patents, the likelihood of applications being issued, the scope of our issued patents, the assessment of future cash flows to be generated from the patents and our experience. In the event that it is determined that an impairment exists where we had previously determined that one did not exist, it may result in a material adjustment to our financial statements.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

Collaboration and Research Revenue.  For the year ended September 30, 2005, collaboration and research revenue totaled $1,680,000, a decrease of $2,438,000 or 59% compared to the same period in the prior year.  This decrease was primarily attributable to the completion of various collaboration agreements.  The services under the Celera Genomics Corporation, or Celera, agreement were completed in May 2004, the Schering Corporation, or Schering, agreement was completed in December 2004 and the grant from National Institute of Health ended in January 2005.  In addition, research services under the Myriad Genetics, Inc., or Myriad, collaboration were completed in November 2004 and the collaboration moved into the development stage with the initiation in March 2005 of a Phase 1 clinical trial in patients with advanced solid tumors resulting in a $1,000,000 milestone payment.  As a result these agreements provided $1,379,000 and $4,118,000 of revenue in the years ended September 30, 2005 and 2004, respectively.  For the year ended September 30, 2004, collaboration and research revenue increased by $288,000 or 8% compared to the year ended September 30, 2003.  This increase was primarily attributable to the research and license revenue from the Myriad collaboration that we entered into in November 2003.

Research and Development Expenses.  For the year ended September 30, 2005, research and development expenses were $17,789,000, a decrease of $20,134,000 or 53% over the same period in the prior year.  This decrease was primarily due to the decrease in clinical trial activity because our Ceplene clinical trials were completed during the year.  For the year ended September 30, 2004, research and development expenses were $37,923,000, a decrease of $4,605,000 or 11% over the same period in the prior year.  This decrease was primarily the result of decreased expenses resulting from the stage of our Ceplene Phase 2 M0406 trial in non-responder HCV patients and Phase 3 M0104 trial in advanced malignant melanoma patients with liver involvement.  In the future we expect to continue incurring substantial research and development expenses due to:

•                  research related to our apoptosis modulator program;

•                  preclinical and clinical testing of our product candidates; and

•                  regulatory-related expenses.

Costs incurred by major program for each of the three years ended September 30, 2005, 2004 and 2003 were as follows (in thousands):

	2005	2004	2003
Ceplene development program	$8,597	$23,505	$27,502
Apoptosis modulator program	4,428	3,392	4,264
HD-O (oral histamine) program	115	3,550	2,703
Topical histamine program	100	92	379
Histamine research	252	1,200	1,374
R&D support costs	4,297	6,184	6,306
Total R&D expense	$17,789	$37,923	$42,528

The Ceplene development includes the costs of conducting clinical trials with our lead drug candidate, Ceplene.  Histamine research includes studies to identify additional uses of histamine such as testing in chronic liver disease models.  R&D support costs include expenses such as rent, utilities, depreciation of laboratory equipment and leasehold improvements, amortization of our intellectual property and information technology costs.  During the years ended September 30, 2005, 2004 and 2003 the R&D support costs attributable to the apoptosis modulator program totaled $2,392,000, $2,603,000 and $2,693,000, respectively.

We have several other product candidates in the research stage.  It can take many years from the initial decision to screen product candidates, perform preclinical and safety studies, and perform clinical trials leading up to possible FDA approval of a product.  The outcome of the research is unknown until each stage of the testing is completed, up through and including the registration clinical trials.  Accordingly, we are unable to predict which potential product candidates we may proceed with, the time and cost to complete development, and ultimately whether we will have a product approved by the FDA.

Business Development and Marketing Expenses.  Business development and marketing expenses for the year ended September 30, 2005 were $2,318,000, a decrease of $2,286,000 or 50% over the same period in the prior year.  The decrease was primarily due to work force reductions in October 2004 and February 2005 and a decrease in premarketing activities associated with the potential market launch of Ceplene.  For the year ended September 30, 2005, we recorded $155,000 of restructuring expenses in business development and marketing expenses.  Business development and marketing expenses for the year ended September 30, 2004 were $4,604,000, an increase of $3,209,000 or 230% over the same period in the prior year.  This increase was due to an increase in premarketing activities associated with the potential market launch of Ceplene.

General and Administrative Expenses.  For the year ended September 30, 2005, general and administrative expenses were $9,491,000, an increase of $2,860,000 or 43% over the same period in the prior year. The increase was primarily due to legal and consulting expenses related to the proposed merger with EpiCept Corporation, legal expenses related to the litigation and accounting and consulting expenses related to compliance with Sarbanes-Oxley. For the year ended September 30, 2004, general and administrative expenses were $6,631,000, a decrease of $1,126,000 or 15% over the same period in the prior year primarily as a result of a decrease in legal expenses.

Provision for note receivable and loan guarantee to/for officers.  For the year ended September 30, 2005, we recorded an expense of $418,000, for an allowance on a note receivable from an officer of the Company.  During the fourth quarter of fiscal year 2005, the officer forfeited all collateral securing the loan, including 203,333 shares of Maxim common stock and 1,563,667 options to purchase Maxim common stock resulting in the Company receiving full consideration for the recorded book value of the note.  For the year ended September 30, 2004, we recorded expense of $1,333,000, for an allowance on a note receivable from an officer of the Company.   We also recorded an expense of $900,000 during the fourth quarter of fiscal year 2002, as a reserve on a loan guarantee made on behalf of an officer.  During the fourth quarter of fiscal year 2002, we determined the officers did not have the ability to fully meet these obligations.  Accordingly, we expensed amounts considered impaired as of September 30, 2002.  During the fourth quarter of fiscal year 2004, we recorded additional expense on the officer loan related to the decrease in the value of the Company stock and stock options held by the officer collateralizing the note, following the negative Phase 3 M0104 melanoma trial results released in September 2004, and the subsequent decrease in the price of the Company’s common stock.  We perform quarterly impairment analyses for these values.  There was no similar expense in fiscal year 2003.  For further information refer to the Liquidity and Capital Resource section of this MD&A or Footnote 6 of the financial statements, Related Party Transactions.

Investment Income.  Investment income was $681,000 for the year ended September 30, 2005, a decrease of $786,000 or 54% from the prior year.  Investment income was $1,467,000 for the year ended September 30, 2004, a decrease of $1,032,000 or 41% from the prior year.  These decreases were primarily the result of the decrease in our cash and short-term securities investment balances and in the rate of interest earned on our investments.

Net Loss Applicable to Common Stock.  Net loss applicable to common stock for the year ended September 30, 2005 totaled $27,693,000, a decrease of $17,275,000 or 38% from the same period in the prior year.  This decrease was primarily a result of decreases in research and development expenses, business development and marketing expenses and provision for note receivable and loan guarantee to/for officers partially offset by the increase in our general and administrative expenses and a decrease in our investment income, as described above.  Net loss applicable to common stock for the year ended September 30, 2004 totaled $44,968,000, a decrease of $488,000 or 1% from the same period in the prior year.  This decrease was primarily a result of decreases in research and development expenses and general and administrative expenses, partially offset by the increase in our business development and marketing expenses, provision for note receivable and loan guarantee to/for officers and a decrease in our investment income, as described above.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the sale of our equity securities, providing total net proceeds of approximately $323 million, including an initial public offering in 1996, an international follow-on public offering in 1997, private offerings of preferred stock in July and November 1999, a follow-on public offering in February 2000, and a private placement of common stock in September 2003.

Until required for operations, our policy under established guidelines is to keep our cash reserves in bank deposits, corporate debt securities, United States government instruments and other readily marketable debt instruments, all of which are investment-grade quality.  As of September 30, 2005, cash, cash equivalents and investments (including restricted cash) totaled approximately $23.0 million compared with $52.9 million at September 30, 2004.  As of September 30, 2005, we had working capital of approximately $18.3 million compared with $41.1 million at September 30, 2004.  The decrease in our cash, cash equivalents and short-term investments, and working capital was primarily due to day-to-day operating expenses relating to research and development activities.

In December 2000, we entered into a $2,850,000 full recourse secured revolving promissory note with one of our officers.  The note bore interest at an annual rate of 4.0% and was secured by the officer’s outstanding options and shares of common stock. During the quarter ended September 30, 2002, we determined that the note due from the officer had become impaired because we determined that the officer did not have the ability to repay the loan in full when due and recorded an allowance on the note in the amount of $700,000.  We subsequently recorded $1,751,000 of expense including $418,000, $1,333,000 and $0 during the years ended September 30, 2005, 2004 and 2003, respectively, to increase the allowance on the note related to the decrease in the value of the Maxim stock and stock options held by the officer collateralizing the note.  In addition, we have not recorded interest income of $378,000 of contractually due interest on the note subsequent to June 30, 2002.  The entire outstanding balance of principal and interest was due in December 2002.  Since the note came due, the officer has not had sufficient liquid assets to repay the loan in full, however, the officer has paid us $394,000 related to the note.  On August 3, 2005, the officer forfeited all collateral securing the loan including 203,333 shares of Maxim common stock and 1,563,667 options to purchase Maxim common stock resulting in us receiving all such shares of common stock and options.  The officer was insolvent and unable to repay the outstanding balance of the loan.  After extensively reviewing all related facts and circumstances, including our current needs, prospects and contingency plans, the officer’s current assets and liabilities, our resulting inability to collect the loan indebtedness, and the best interests of our stockholders and creditors, our board of directors agreed to forgive the loan.  On August 19, 2005, we entered into an agreement with the officer regarding the forgiveness of all amounts (including principal and interest) owed under the note.  The agreement relating to such forgiveness also provides for the release by the officer of any and all claims that he may have against us, our officers, directors, stockholders and certain of our other representatives with regard to any claims that he may have arising out of or in connection with the loan.  In connection with the loan forgiveness, on August 19, 2005, we entered into an indemnification agreement with the officer.  Pursuant to the indemnification agreement, we agreed to indemnify the officer for certain excise taxes, if any, that may arise as a result of the forgiveness of the loan under Section 280G and Section 4999 of the Internal Revenue Code of 1986, as amended.  Should the officer be subject to such excise taxes, payments under the indemnification agreement could exceed

$2 million.  On August 19, 2005, the officer relinquished certain rights he had under his employment agreement and retention agreement as further described in Item 11, “Executive Compensation” under the subsection, “Employment, Termination of Employment and Change of Control Agreements” within this Form 10-K.

At June 30, 2005, we were owed $900,000, including $4,000 of unrecorded interest, from a former officer resulting from an unpaid loan, due in July 2004, that the individual had with a bank, which we guaranteed in July 2001.  The purpose of the bank loan was to allow the payment of income taxes associated with the exercise of stock options.  The Board determined that it was in our best interest to provide the guarantee to avoid the necessity of the officer selling personal holdings of Maxim securities during a period of depressed market prices.  During the fourth quarter of fiscal year 2002, we had determined that it was probable the former officer would not have the ability to repay his bank loan.  Therefore, we recorded a provision for the guarantee and a liability in the amount of $900,000.  The former officer does not currently have the assets necessary to repay Maxim.  As of June 30, 2005, the recorded outstanding principal and interest balance on the loan was $0, net of the $897,000 allowance.  On August 1, 2005, the former officer forfeited to us all 453,333 options to purchase Maxim common stock.  After extensively reviewing all related facts and circumstances, including our current needs, prospects and contingency plans, the former officer’s current assets and liabilities and our inability to collect the loan indebtedness, and the best interests of our stockholders and creditors our board of directors agreed to forgive the loan.  On September 5, 2005, we entered into an agreement with the officer regarding the forgiveness of all amounts (including principal and interest) owed under the note.

In September 2005, we paid in full a term loan we had with a bank releasing us from all obligations we had under the term loan agreement.  The term loan agreement contained customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified liquidity term and the maintenance of our principal depository and operating accounts with the bank.  In addition, we were required to maintain a minimum aggregate balance of $3,500,000 at the institution.  The terms of our facility lease require us to maintain a letter of credit on behalf of our landlord in the amount of $264,000.  The letter of credit is secured by a $264,000 certificate of deposit at the issuing bank.

The following table summarizes our contractual obligations as of September 30, 2005, net of sublease commitments on operating leases of $322,000 in year one, $425,000 in years two and three, $294,000 in years four and five and none thereafter:

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

CONTRACTUAL OBLIGATIONS
Debt	$251	$251	$—	$—	$—
Capital Lease Obligations	2	2	—	—	—
Severance Obligations	201	201	—	—	—
Operating Lease Obligations	7,509	1,542	3,526	2,441	—

In September 2004, a complaint was filed in Federal Court against us, one of our officers and one former officer alleging violations of federal securities laws.  Thereafter two similar complaints were filed.  The actions were consolidated and in March 2005, the plaintiffs filed a consolidated amended complaint.

In October 2005, the Federal Court granted our motion to dismiss the consolidated amended complaint, but allowed plaintiffs leave to amend.  In October 2004, a derivative complaint was filed against one officer, two former officers and our entire Board of Directors alleging, among other things, breach of fiduciary duty arising from allowing purported violations of federal securities laws.  No discovery has been conducted.  All of the foregoing complaints were tendered to our insurance carriers, however, our primary carrier has denied coverage for these claims.  We dispute the position taken by our primary carrier and intend to enforce our rights under the policy.  In May 2005, our primary D&O insurance carrier filed a complaint in Federal Court against us, one officer, two former officers and our entire Board of Directors seeking declaratory relief as to whether our D&O insurance policy covered the losses arising from the foregoing complaints.  We answered the complaint and filed counterclaims against the primary carrier.  No discovery has been conducted.  In addition, in December 2004, the California Court of Appeals reversed the judgment of the Superior Court and remanded to the trial court for further proceedings complaints filed in October 2001 and May 2002 by certain former stockholders of Cytovia, a company we acquired in 2000.  The complaints, filed against us and two of our officers, allege fraud and negligent misrepresentation in connection with our acquisition of Cytovia.  These complaints are more fully discussed in the section entitled “Risk Factors” contained herein and in Note 16—”Commitments and Contingencies” to these Consolidated Financial Statements.  No assurances can be made as to whether we will be successful in our defense of the pending claims. If we are not successful in our defense of such claims, we could be forced to, among other things, make significant payments to resolve these claims.  To the extent such payments are not covered by our insurance carrier, they would have a material adverse effect on our liquidity and capital resources, including the possibility that such payments could fully deplete our cash resources.

As a development stage enterprise, we anticipate incurring additional losses, at least in the near future as we continue to expend amounts on our research and development activities related to our apoptosis modulator technology, seek a development and marketing partnership for Ceplene and our oral histamine and topical histamine technology and pursue a strategic transaction.  From inception through September 30, 2005, the Company has incurred net losses totaling $379.2 million and has used combined cash in operating and investing activities in excess of $312 million and does not currently have an FDA approved drug.  In addition, our cash requirements may fluctuate in future periods as we conduct additional research and development activities, including clinical trials, and undertake efforts associated with the commercial launch of any product candidates that are approved for sale by government regulatory bodies.  The following activities could result in an increase in cash requirements:  the anticipated filing of an application for European regulatory approval for Ceplene in AML, costs associated with pursuing a strategic transaction and other research related to liver disease, the apoptosis modulator and topical histamine technologies. Other factors that may impact our cash requirements include: the results of clinical trials, the scope of other research and development activities, the time required to obtain regulatory approvals, costs associated with defending certain lawsuits currently pending against us, the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, and the ability to establish marketing alliances and collaborative arrangements. As a result of these factors, it is difficult to predict accurately the timing and amount of future cash requirements.

In March 2005, we retained Piper Jaffray & Co. to advise and assist in identifying and evaluating our strategic options.  Piper Jaffray & Co. is a leading investment bank serving the life science industry.  In September 2005, we announced that we entered into a definitive merger agreement with EpiCept.  The closing of the transaction is subject to satisfaction of certain customary closing conditions, including the approval of our stockholders.  We have scheduled a special meeting of stockholders on December 21, 2005 for the purpose of voting on a proposal to adopt and approve the merger agreement and approve the merger.  We anticipate closing the transaction in January 2006.  If and at the time the transaction closes we will owe Piper Jaffray & Co. $600,000 for their services.   There can be no assurance that we will be able to close our business combination with EpiCept.  In the event that the merger agreement is terminated by EpiCept or us due to the failure of our stockholders to adopt the merger agreement, we are required to pay all reasonable expenses of EpiCept up to $650,000.  Under certain other conditions as described in the merger agreement if the transaction is not completed, we could be required to make payments to EpiCept totaling up to $1.4 million.  Also, if the proposed transaction does not close, there can be no assurance that existing sources of liquidity will be sufficient to complete an alternative strategic transaction.  In addition, the transaction will require us to incur charges or incur other substantial financial obligations and may pose significant integration challenges with respect to our business including the development of our product candidates, and business disruptions, any of which could materially and adversely affect our business and financial results.  Should we be required to seek additional capital to complete such a transaction, there can be no assurance that such additional financing, if required, will be available when needed or, if available, will be on satisfactory terms.

We believe that our available cash, cash equivalents and investments at September 30, 2005 will be sufficient to satisfy our funding needs for at least the next 12 months, including the screening of additional compounds, advancement of IND enabling studies and initiation of a Phase 1 clinical trial with one lead apoptosis product candidate, and preparation and submission of a European regulatory filing for Ceplene.  Additionally, the Company believes that without additional equity or debt financing that if does not currently have adequate funding to complete the trials to bring any drug candidates to market and therefore will require significant funding.  Our future cash requirements are dependent on numerous forward-looking factors.  These factors include but are not limited to the following:

•                  progress in our research and development programs, as well as the magnitude of these programs;

•                  the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any; as well as our ability to establish and maintain such collaborations;

•                  the resources, time and costs required to successfully initiate and complete our preclinical trials and initiate future clinical trials, obtain regulatory approvals, protect our intellectual property and obtain and maintain licenses to third-party intellectual property;

•                  the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims; and

•                  the timing, receipt and amount of sales and royalties, if any, from our potential products.

For instance, if, at any time, our prospects for financing our clinical development programs decline, we may decide to further reduce research and development expenses by delaying, discontinuing or reducing our funding of development of one or more product candidates.  Alternatively, to meet our cash requirements beyond September 30, 2005, we might raise funds through public issuing additional equity securities, strategic relationships or other arrangements. The issuance of additional equity securities, if any, could result in substantial dilution to our stockholders. There can be no assurance that additional funding will be available on terms acceptable to us, if at all. Similarly, financing obtained through future co-development arrangements may require us to forego certain commercial rights to future drug candidates.  The failure to fund capital requirements would have a material adverse effect on our business, financial condition and results of operations.

We are currently seeking a strategic partnership to complete the development and commercialization of Ceplene in AML and other indications.  We are also seeking collaborations for the further development of our other histamine technologies and our apoptosis modulator drug candidates for cancer and other diseases.  We intend to independently advance one apoptosis lead drug candidate for the treatment of cancer to an IND within approximately the next nine months.

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

IMPACT OF INFLATION

The impact of inflation on our operations for the years ended September 30, 2005, 2004, and 2003 was not material.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, 123(R), “Share-Based Payment”, which is a revision of SFAS 123. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. This statement also eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The statement, which was delayed, is effective for us as of October 1, 2005, the beginning of our fiscal year. Early adoption will be permitted in periods in which financial statements have not yet been issued.

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

        As permitted by SFAS 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method may have a significant impact on our results of operations.  We have not yet determined the impact of the adoption of SFAS 123(R) as the initial calculation will be finalized and recorded during the quarter ending December 31, 2005.

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

In May 2005, the FASB, issued SFAS 154, “Accounting Changes and Error Corrections”, SFAS 154

changes the requirements for the accounting for, and reporting of, a change in accounting principle and applies to all voluntary changes in accounting principle, as well as changes pursuant to accounting pronouncements that do not include transition rules. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Under SFAS 154, changes in accounting principle must be applied retrospectively to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement also provides guidance for determining whether retrospective application is impracticable (for example, if assumptions about management’s earlier intent are necessary, but cannot be independently substantiated).  The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 with early adoption permitted.  We adopted SFAS 154 on October 1, 2005.  The adoption of SFAS 154 did not have a material impact on our operating results and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is principally confined to our cash equivalents and investments that have maturities of less than three years. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are subject to interest rate risk. We currently do not hedge interest rate exposure. A hypothetical ten percent change in interest rates during the year ended September 30, 2005 would have resulted in approximately a $65,000 change in net loss.  We have not used derivative financial instruments in our investment portfolio. There have been no significant changes in the types or maturities of investments held from September 30, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Maxim Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Maxim Pharmaceuticals, Inc. and subsidiaries (a development stage company) as of September 30, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2005, and for the period from inception (October 23, 1989) through September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maxim Pharmaceuticals, Inc. and subsidiaries (a development stage company) as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005, and for the period from inception (October 23, 1989) through September 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Maxim Pharmaceuticals Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 12, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Diego, California
December 12, 2005

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	As of September 30 2005	As of September 30 2004
ASSETS
Current Assets:
Cash and cash equivalents	$7,560	$10,658
Investments in marketable securities, available for sale	15,206	38,746
Accrued interest and other current assets	775	2,354
Total current assets	23,541	51,758

Restricted cash and cash equivalents	264	3,500
Property and equipment, net	2,063	3,579
Patents and licenses, net	4,878	4,393
Notes receivable from officers, net of allowance of $0 and $2,930,000 at September 30, 2005 and September 30, 2004, respectively	—	682
Deposits and other assets	136	273
Total assets	$30,882	$64,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,486	$5,311
Accrued expenses	2,490	4,177
Notes payable and current portion of long-term debt and obligations under capital leases	253	1,071
Deferred revenue	23	131
Total current liabilities	5,252	10,690

Long-term debt and obligations under capital leases, excluding current portion	—	96

Stockholders’ Equity:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2005 and September 30, 2004	—	—
Common stock, $.001 par value, 60,000,000 shares authorized; 28,402,808 and 28,561,091 shares issued and outstanding at September 30, 2005 and September 30, 2004, respectively	28	28
Additional paid-in capital	404,888	405,031
Deficit accumulated during the development stage	(379,165)	(351,472)
Accumulated other comprehensive loss	(121)	(188)
Total stockholders’ equity	25,630	53,399
Total liabilities and stockholders’ equity	$30,882	$64,185

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share and share amounts)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	Year Ended September 30			From Inception (October 23, 1989) Through
	2005	2004	2003	September 30, 2005

Collaboration and research revenue	$1,680	$4,118	$3,830	$20,616

Operating expenses:
Research and development	17,789	37,923	42,528	271,492
Business development and marketing	2,318	4,604	1,395	28,593
General and administrative	9,491	6,631	7,757	56,469
Amortization of goodwill and other acquisition-related intangible assets	—	—	—	2,955
Purchased in-process technology	—	—	—	42,300
Provisions for note receivable and loan guarantee to/for officers	418	1,330	—	3,348
Total operating expenses	30,016	50,488	51,680	405,157

Loss from operations	(28,336)	(46,370)	(47,850)	(384,541)

Other income (expense):
Investment income	681	1,467	2,499	32,003
Gain on sale of assets	—	—	—	4,435
Interest expense	(38)	(72)	(123)	(2,904)
Other income	—	7	18	21
Total other income	643	1,402	2,394	33,555

Loss before cumulative effect of accounting change and preferred stock dividends	(27,693)	(44,968)	(45,456)	(350,986)

Cumulative effect of accounting change	—	—	—	(28,179)

Net loss before preferred stock dividends	(27,693)	(44,968)	(45,456)	(379,165)
Dividends on preferred stock	—	—	—	5,496

Net loss applicable to common stock	$(27,693)	$(44,968)	$(45,456)	$(384,661)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(4)
Unrealized gains (losses) on securities	67	(650)	(629)	(117)
Other comprehensive income (loss), net of tax:	67	(650)	(629)	(121)

Total comprehensive loss	$(27,626)	$(45,618)	$(46,085)	$(384,782)

Basic and diluted net loss per share of common stock	$(0.97)	$(1.59)	$(1.94)

Weighted average shares outstanding	28,563,045	28,211,817	23,444,028

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

								Accumulated
							Subscription	Other
					Additional		Receivable /	Comprehensive
	Preferred Stock		Common Stock		Paid-In	Accumulated	Deferred	Income
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	(Loss)	Total
Balance at October 23, 1989 (inception)	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock at $.001	—	—	1	8	—	—	—	—	8
Net income	—	—	—	—	—	—	—	—	—
Balance at December 31, 1989	—	—	1	8	—	—	—	—	8
Net income	—	—	—	—	—	1	—	—	1
Balance at December 31, 1990	—	—	1	8	—	1	—	—	9
Net income	—	—	—	—	—	—	—	—	—
Balance at December 31, 1991	—	—	1	8	—	1	—	—	9
Additional funding	—	—	—	—	1,259	—	—	—	1,259
Net loss	—	—	—	—	—	(2,445)	—	—	(2,445)
Balance at December 31, 1992	—	—	1	8	1,259	(2,444)	—	—	(1,177)
Net effect of reorganization and issuance of common stock to account for reverse acquisition	—	—	181	(8)	53	(1,198)	—	—	(1,153)
Net loss	—	—	—	—	—	(4,239)	—	—	(4,239)
Balance at September 30, 1993	—	—	182	—	1,312	(7,881)	—	—	(6,569)
Issuance of common stock at $60 per share for consulting and professional services	—	—	1	—	66	—	—	—	66
Issuance of Series A preferred stock for cash at $3.00 per share	250	—	—	—	487	—	—	—	487
Issuance of common stock to convert bridge debt financing at prices from $52.50 to $75 per share	—	—	113	—	5,934	—	—	—	5,934
Net loss	—	—	—	—	—	(2,433)	—	—	(2,433)
Balance at September 30, 1994	250	—	296	—	7,799	(10,314)	—	—	(2,515)

								Accumulated
							Subscription	Other
					Additional		Receivable /	Comprehensive
	Preferred Stock		Common Stock		Paid-In	Accumulated	Deferred	Income
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	(Loss)	Total
Issuance of common stock at $3.00 per share upon conversion of debt	—	—	553	1	1,659	—	—	—	1,660
Issuance of common stock pursuant to anti-dilutive provisions in previous bridge debt financing	—	—	1,137	1	(1)	—	—	—	—
Issuance of common stock at $3.00 per share for subscription receivable	—	—	104	—	311	—	(311)	—	—
Net loss	—	—	—	—	—	(2,790)	—	—	(2,790)
Balance at September 30, 1995	250	—	2,090	2	9,768	(13,104)	(311)	—	(3,645)
Issuance of common stock at $3.00 per share in exchange for repayment of note payable to bank	—	—	745	1	2,249	—	—	—	2,250
Receipt of subscription receivable	—	—	—	—	—	—	311	—	311
Issuance of common stock and warrants at $3.75 per unit for cash	—	—	466	1	1,740	—	—	—	1,741
Issuance of common stock at $4.50 per share for cash	—	—	400	—	1,800	—	—	—	1,800
Exercise of common stock options	—	—	—	—	3	—	—	—	3
Issuance of common stock at $7.50 per share and warrants at $.10 per warrant in initial public offering	—	—	2,875	3	18,217	—	—	—	18,220
Conversion of preferred stock to common stock	(250)	—	103	—	—	—	—	—	—
Options granted to employees	—	—	—	—	395	—	(163)	—	232
Amortization of deferred compensation	—	—	—	—	—	—	44	—	44
Net loss	—	—	—	—	—	(833)	—	—	(833)
Balance at September 30, 1996	—	—	6,679	7	34,172	(13,937)	(119)	—	20,123

								Accumulated
							Subscription	Other
					Additional		Receivable /	Comprehensive
	Preferred Stock		Common Stock		Paid-In	Accumulated	Deferred	Income
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	(Loss)	Total
Option granted to consultant	—	—	—	—	97	—	—	—	97
Amortization of deferred compensation	—	—	—	—	—	—	68	—	68
Net loss	—	—	—	—	—	(6,895)	—	—	(6,895)
Balance at September 30, 1997	—	—	6,679	7	34,269	(20,832)	(51)	—	13,393
Issuance of common stock at $15.25 per share in public follow-on offering	—	—	2,500	3	34,711	—	—	—	34,714
Exercise of common stock purchase warrants	—	—	392	—	4,116	—	—	—	4,116
Exercise of stock options and warrants	—	—	313	—	634	—	—	—	634
Options granted to consultants	—	—	—	—	50	—	—	—	50
Contribution to 401(k) plan	—	—	2	—	27	—	—	—	27
Amortization of deferred compensation	—	—	—	—	—	—	37	—	37
Net loss	—	—	—	—	—	(21,855)	—	—	(21,855)
Balance at September 30, 1998	—	—	9,886	10	73,807	(42,687)	(14)	—	31,116
Issuance of Series A preferred stock for cash, net of issuance costs	207	—	—	—	18,259	—	—	—	18,259
Exercise of stock options and warrants	—	—	314	—	1,083	—	—	—	1,083
Options granted to consultants	—	—	—	—	80	—	—	—	80
Contribution to 401(k) plan	—	—	6	—	72	—	—	—	72
Dividends on Series A preferred stock	—	—	—	—	(483)	—	—	—	(483)
Unrealized loss on investments available for sale	—	—	—	—	—	—	—	(69)	(69)
Amortization of deferred compensation	—	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	(39,226)	—	—	(39,226)
Balance at September 30, 1999	207	—	10,206	10	92,818	(81,913)	(3)	(69)	10,843

								Accumulated
							Subscription	Other
					Additional		Receivable /	Comprehensive
	Preferred Stock		Common Stock		Paid-In	Accumulated	Deferred	Income
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	(Loss)	Total
Issuance of common stock at $55.00 per share in public follow-on offering, net of issuance costs	—	—	3,205	3	164,826	—	—	—	164,829
Issuance of common stock at $42.125 per share and assumption of stock options in acquisition, net of estimated costs	—	—	1,533	2	72,898	—	—	—	72,900
Issuance of Series B preferred stock for cash, net of issuance costs	268	1	—	—	22,551	—	—	—	22,552
Dividends on Series A and Series B preferred stock	—	—	—	—	(5,013)	—	—	—	(5,013)
Issuance of Series A and Series B preferred stock in payment of dividends	56	—	—	—	5,193	—	—	—	5,193
Conversion of preferred stock to common stock	(531)	(1)	5,307	5	(5)	—	—	—	(1)
Exercise of stock options and warrants	—	—	2,839	3	21,684	—	—	—	21,687
Options granted to consultants	—	—	—	—	223	—	—	—	223
Common stock issued as payment for technology rights	—	—	23	—	199	—	—	—	199
Contribution to 401(k) plan	—	—	3	—	101	—	—	—	101
Unrealized loss on investments available for sale	—	—	—	—	—	—	—	(78)	(78)
Amortization of deferred compensation	—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	(77,489)	—	—	(77,489)
Balance at September 30, 2000	—	—	23,116	23	375,475	(159,402)	—	(147)	215,949
Exercise of stock options and warrants	—	—	105	—	512	—	—	—	512
Options granted to consultants	—	—	—	—	149	—	—	—	149
Contribution to 401(k) plan	—	—	31	—	195	—	—	—	195
Unrealized gain on investments available for sale	—	—	—	—	—	—	—	1,085	1,085
Stock based compensation for modifications in stock option agreements	—	—	—	—	80	—	—	—	80
Net loss	—	—	—	—	—	(37,323)	—	—	(37,323)
Balance at September 30, 2001	—	—	23,252	23	376,411	(196,725)	—	938	180,647
Exercise of stock options and warrants	—	—	11	—	53	—	—	—	53
Warrants granted to consultants	—	—	—	—	1	—	—	—	1
Contribution to 401(k) plan	—	—	48	—	202	—	—	—	202
Unrealized gain on investments available for sale	—	—	—	—	—	—	—	157	157
Net loss	—	—	—	—	—	(64,323)	—	—	(64,323)

								Accumulated
							Subscription	Other
					Additional		Receivable /	Comprehensive
	Preferred Stock		Common Stock		Paid-In	Accumulated	Deferred	Income
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	(Loss)	Total
Foreign currency translation adjustment	—	—	—	—	—	—	—	(4)	(4)
Balance at September 30, 2002	—	—	23,311	23	376,667	(261,048)	—	1,091	116,733
Issuance of common stock and warrants at $5.60 per share in private placement, net of issuance costs	—	—	4,555	5	24,083	—	—	—	24,088
Exercise of stock options	—	—	68	—	341	—	—	—	341
Warrants and options granted to consultants	—	—	—	—	108	—	—	—	108
Options granted to employees	—	—	—	—	6	—	—	—	6
Contribution to 401(k) plan	—	—	17	—	46	—	—	—	46
Unrealized loss on investments available for sale	—	—	—	—	—	—	—	(629)	(629)
Net loss	—	—	—	—	—	(45,456)	—	—	(45,456)
Balance at September 30, 2003	—	—	27,951	28	401,251	(306,504)	—	462	95,237
Exercise of stock options and warrants	—	—	610	—	3,611	—	—	—	3,611
Warrants and options granted to consultants	—	—	—	—	174	—	—	—	174
Options granted to employees	—	—	—	—	(5)	—	—	—	(5)
Unrealized loss on investments available for sale	—	—	—	—	—	—	—	(650)	(650)
Net loss	—	—	—	—	—	(44,968)	—	—	(44,968)
Balance at September 30, 2004	—	—	28,561	28	405,031	(351,472)	—	(188)	53,399
Exercise of stock options and warrants	—	—	45	—	94	—	—	—	94
Warrants and options granted to consultants	—	—	—	—	8	—	—	—	8
Options granted to employees	—	—	—	—	52	—	—	—	52
Retirement of offiicer’s common stock	—	—	(203)	—	(297)	—	—	—	(297)
Unrealized loss on investments available for sale	—	—	—	—	—	—	—	67	67
Net loss	—	—	—	—	—	(27,693)	—	—	(27,693)
Balance at September 30, 2005	—	$—	28,403	$28	$404,888	$(379,165)	$—	$(121)	$25,630

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Maxim Pharmaceuticals, Inc. and Subsidiaries (A Development Stage Company)

	Year Ended September 30			From Inception (October 23, 1989) Through
	2005	2004	2003	September 30, 2005
OPERATING ACTIVITIES:
Net loss	$(27,693)	$(44,968)	$(45,456)	$(379,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,619	1,718	2,325	15,886
Stock contributions to 401(k) plan	—	—	46	643
Cumulative effect of accounting change	—	—	—	28,179
Stock-based compensation	60	169	114	1,617
Loss on disposal of property and equipment	334	15	8	638
Provisions for note receivable and loan guarantees to/for officers	385	1,330	—	3,315
Purchased in-process technology	—	—	—	44,946
Gain on sale of assets	—	—	—	(2,146)
Loss on write-off of patents	143	363	—	950
Amortization of premium on investments	—	—	—	535
Cumulative effect of reorganization	—	—	—	1,153
Gain on sale of subsidiary	—	—	—	(2,288)
Other	—	—	—	(284)
Changes in operating assets and liabilities:
Accrued interest and other current assets	2,015	291	1,324	2,116
Deposits and other assets	137	(131)	22	(632)
Accounts payable	(2,825)	170	3,284	1,394
Accrued expenses	(1,687)	372	1,157	1,193
Deferred revenue	(108)	(59)	(285)	23
Net cash used in operating activities	(27,620)	(40,730)	(37,461)	(281,927)

INVESTING ACTIVITIES:
Purchases of marketable securities	(4,525)	(65,031)	(49,926)	(508,017)
Sales and maturities of marketable securities	28,132	84,103	74,045	493,193
Purchases of property and equipment	(111)	(672)	(842)	(11,675)
Additions to patents and licenses	(1,005)	(1,517)	(849)	(8,887)
Net proceeds from sale of assets	51	—	—	3,503
Cash acquired in acquisition of business	—	—	—	1,121
Net cash provided by (used in) investing activities	22,542	16,883	22,428	(30,762)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and exercise of stock options and warrants	94	3,611	24,429	281,420
Net proceeds from issuance of preferred stock	—	—	—	41,298
Payment of preferred stock dividends	—	—	—	(302)
Proceeds from issuance of notes payable and long-term debt	—	—	—	9,318
Restricted cash	3,236	—	—	(264)
Payments on notes payable, long-term debt, and capital lease obligations	(1,350)	(1,342)	(1,432)	(11,261)
Proceeds from issuance of notes payable to related parties	—	—	—	4,982
Payments on notes payable to related parties		—	—	(1,330)
Loan to officer and payment of guarantee, net	—	(625)	122	(3,612)
Net cash provided in financing activities	1,980	1,644	23,119	320,249

Net increase (decrease) in cash and cash equivalents	(3,098)	(22,203)	8,086	7,560

Cash and cash equivalents at beginning of period	10,658	32,861	24,775	—

Cash and cash equivalents at end of period	$7,560	$10,658	$32,861	$7,560

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAXIM PHARMACEUTICALS, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

1.  NATURE OF OPERATIONS AND BASIS FOR PRESENTATION

Maxim Pharmaceuticals, Inc. (the “Company”) was incorporated in Delaware and merged in 1993 with Syntello Vaccine Development AB (“SVD”), a Swedish biopharmaceutical company, in an exchange of stock accounted for as a reverse acquisition (the “Reorganization”). The Company’s proprietary technologies, which provide the basis for drug candidates for life-threatening cancers and liver diseases, were acquired during and following the Reorganization. The statements of operations inception-to-date information reflect the cumulative operations of SVD from the date of its inception (October 23, 1989). The statements of stockholders’ equity for the periods from inception to the date of the Reorganization reflect the equity activity of SVD. The Company sold SVD in July 1996. In June 2000, the Company acquired Cytovia, Inc., (“Cytovia”) and in September 2000, the Company incorporated Maxim Pharmaceuticals Europe Limited, both of which operate as wholly owned subsidiaries.

Since the Reorganization, the Company has devoted substantially all of its resources to its Ceplene™ (histamine dihydrochloride) product development program and to the development of an oral formulation of histamine. In addition, a result of the June 2000 acquisition of Cytovia, Inc., the Company also has undertaken research and development efforts relating to apoptosis modulator drug candidates. The Company conducts its research and other product development efforts through a combination of internal efforts and collaborative programs with universities, other clinical research sites, contract research organizations and pharmaceutical companies. Oversight of all external and collaborative programs is conducted by the Company’s executive officers and staff primarily located at its headquarters in San Diego, California.

Since commencement of operations, the Company has been a development stage enterprise, and accordingly, the Company’s operations have been directed primarily toward developing its proprietary technologies. The Company has incurred net losses since its inception and as of September 30, 2005, had an accumulated deficit of $379.2 million. Such losses and accumulated deficit resulted from the absence of significant revenue and significant costs incurred in the development of the Company’s proprietary technologies. The Company has used combined cash in operating and investing activities in excess of $312 million since inception and does not currently have an FDA approved drug. The Company last raised capital in 2003 in a private placement transaction which generated net proceeds to the Company of $24.1 million.

In September 2004, the Company announced that the confirmatory Phase 3 trial, or M0104 trial, for the treatment of advanced malignant melanoma patients with liver metastases failed to demonstrate an improvement in overall patient survival.  As a result, the Company withdrew its United States New Drug Application, or NDA, seeking approval of Ceplene therapy to treat advanced malignant melanoma patients with liver metastases and closed the treatment protocol approved by the FDA in April 2004.

The Company expects to incur substantial losses as it continues its research and development activities, particularly the conduct of clinical trials of its drug candidates. The future success of the Company is dependent on its ability to obtain additional capital required to develop and commercialize its drug candidates and upon its ability to attain future profitable operations. The Company expects to utilize its cash and cash equivalents to fund its operations, including research and development of its product candidates primarily for pre-clinical activities and for clinical trials.  Based upon projected spending levels, the Company believes that it has cash and investments on hand at September 30, 2005, that are sufficient to fund the Company’s operations for at least the next twelve months, including the screening of additional compounds, advancement of IND enabling studies, initiation of a Phase 1 clinical trial with one lead apoptosis product candidate, and preparation and submission of a European regulatory filing for Ceplene (collectively, the “2006 Objectives”). Additionally, the Company believes that without additional equity or debt financing it does not currently have adequate funding to complete the clinical trials required to bring any drug candidates to market, therefore, it will require significant additional funding. If the Company is unsuccessful in its efforts to raise additional funds through the sale of its equity securities or through strategic relationships, it will be required to significantly reduce or curtail its research and development activities and other operations.

The Company will require, over the long-term, substantial new funding to pursue development and commercialization of its product candidates and continue its operations.  The Company believes that satisfying these capital requirements over the long-term will require successful commercialization of its product candidates.  However, it is uncertain whether any products will be approved or will be commercially successful.  The amount of the Company’s future capital requirements will depend on numerous factors, including the progress of its research and development programs, the conduct of pre-clinical tests and clinical trials, the development of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the development of marketing and sales capabilities and the availability of third-party funding.

On September 6, 2005, the Company entered into a merger agreement with EpiCept Corporation, or EpiCept, pursuant to which EpiCept will issue shares of its common stock to the Company’s stockholders in exchange for all of the outstanding stock of the Company and will assume most of the Company’s outstanding options and all of the outstanding warrants.  Upon completion of the merger, the Company will become a wholly-owned subsidiary of EpiCept, with the Company’s stockholders holding approximately 28% of EpiCept’s common stock outstanding.  The proposed transaction is subject to approval by the Company’s stockholders and certain other customary closing conditions.  The Company has scheduled a special meeting of stockholders on December 21, 2005 for the purpose of voting on a proposal to adopt and approve the merger agreement and approve the merger.  The Company anticipates closing the transaction in January 2006.

The Company believes that if the proposed merger does not close there can be no assurance that the Company will be successful in obtaining any financing, if required, or that it will generate positive cash flows from operations.  If the Company obtains funds through arrangements with collaborative partners or others, the Company may be required to relinquish rights to certain of its technologies or product candidates.  The Company’s operating plans should the merger not close consist of moving forward with the 2006 Objectives and raising additional funds through issuing equity or debt securities and seeking collaborative partners, strategic and other similar arrangements.  In addition, if, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to further reduce research and development expenses by delaying, discontinuing or reducing its funding of development of one or more product candidate.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION—The consolidated financial statements include the financial statements of Maxim Pharmaceuticals, Inc. and its wholly owned subsidiaries, Cytovia, Inc. and Maxim Pharmaceuticals Europe Limited. All intercompany balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS AND INVESTMENTS IN MARKETABLE SECURITIES—Investments with original maturities of less than 90 days at the date of purchase are considered to be cash equivalents. All other investments are classified as short-term investments which are deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses reported within other comprehensive loss in the consolidated statement of stockholders’ equity. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income or interest expense. The cost of securities sold is computed using the specific identification method.

CONCENTRATION OF CREDIT RISK—The Company invests its excess cash in U.S. government securities and other highly liquid debt instruments of financial institutions and U.S. and foreign corporations with strong credit ratings. These instruments are held at various institutions. The Company has established guidelines which these institutions must follow relative to diversification and maturities to maintain an adequate level of liquidity and safety. Cash and cash equivalents held at an individual institution may exceed the Federal Deposit Insurance Corporation’s limits.

PROPERTY AND EQUIPMENT—Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

PATENTS AND LICENSES—The Company capitalizes certain legal costs and acquisition costs related to patents and licenses that have demonstrated alternative future use at the time the costs are capitalized. Accumulated costs are amortized over the lesser of the legal lives or the estimated economic lives of the proprietary rights, generally seven to ten years, using the straight-line method and commencing at the time the patents are issued or the license is acquired.  Costs related to patents the Company is not actively pursuing are evaluated for impairment and written off to expense.  Accumulated amortization related to patents was $1,741,000 and $1,363,000 at September 30, 2005 and 2004, respectively.  Based on existing patents, estimated amortization expense related to patents for the years ending September 30, 2006, 2007, 2008, 2009 and 2010 is $390,000, $529,000, $653,000, $709,000, $669,000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS—The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

FAIR VALUE OF FINANCIAL INSTRUMENTS—The carrying amount of cash and cash equivalents, short-term investments, accrued interest and other current assets, accounts payable, and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments. The carrying amount of the note payable and long-term debt are reasonable estimates of their fair value as these amounts bear interest based on market rates currently available for notes with similar terms.

REVENUE RECOGNITION—Revenue consists of up-front technology access fees, research fees, and milestone payments. Revenue is generally recognized when all of the following criteria are met: persuasive evidence that an arrangement exists; services have been rendered and are nonrefundable; the price is fixed and determinable; and collection is reasonably assured.  All multiple deliverable arrangements are reviewed by the Company for separability in accordance with EITF 00-21.  If the separability criteria are met, non-refundable upfront technology access fees are accounted for separately.  Upfront technology access fees which are not considered separable from the related research fees are recognized as revenue over the applicable research period as research activities are performed. Milestone payments are recognized when earned and collectibility is assured provided that the milestone events are substantive and the payments approximate the fair value of the milestone. Amounts received but unearned are recorded as deferred revenue.  Certain collaborative agreements provide the Company donated materials and services, which are recorded as revenue and expense when used at the fair market value of the material received or the service provided.  Grant funding is recognized as revenue when services are performed under the grant.

RESEARCH AND DEVELOPMENT—All research and development expenses, including purchased research and development, are expensed as incurred.

INCOME TAXES—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NET LOSS PER SHARE—Net loss per share is calculated in accordance with SFAS No. 128 “Earnings per Share.” Basic net loss per share of common stock is computed by dividing the net loss after deduction of dividends on preferred stock by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by including the additional common shares issuable upon exercise of options and warrants in the basic weighted average share calculation, unless the effect of their inclusion is antidilutive. At September 30, 2005, 2004 and 2003, outstanding options and warrants totaled 3,382,000, 5,712,000, and 5,379,000, respectively. As these securities were antidilutive for the years then ended, diluted loss per share equaled the basic loss per share in each respective year.

STOCK OPTION PLANS— The Company accounts for its stock option plans under the measurement and recognition principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  Compensation expense associated with stock options awarded to employees for the years ending September 30, 2005, 2004 and 2003 was $52,000, a $5,000 credit, and $6,000, respectively.  No other stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended (in thousands, except per share data)
	September 30, 2005	September 30, 2004	September 30, 2003
Net loss, as reported	$(27,693)	$(44,968)	$(45,456)
Less: Compensation expense (credit) associated with stock options	52	(5)	6
Add: Total stock-based employee compensation expense determined under fair value methods for all awards	(3,430)	(3,466)	(3,331)
Pro forma net loss	$(31,071)	$(48,439)	$(48,781)

Net loss per share:
Basic and diluted-as reported	$(0.97)	$(1.59)	$(1.94)
Basic and diluted-pro forma	$(1.09)	$(1.72)	$(2.08)

The fair value of the stock options were estimated at the date of grant using the “Black-Scholes” method for option pricing and the following weighted-average assumptions for the years ended September 30, 2005, 2004 and 2003, respectively:

	Year Ended
	September 30, 2005	September 30, 2004	September 30, 2003
Risk-free interest rate	3.05%	2.48%	2.31%
Dividend yield	0%	0%	0%
Volatility factor	80.8%	77.0%	75.0%
Expected life (in years)	3.18	3.83	3.81
Resulting average grant date fair value	$1.08	$4.46	$1.70

TRANSLATION OF FOREIGN CURRENCY FINANCIAL STATEMENTS—Assets and liabilities of foreign operations where the functional currency is other than the U.S. dollar are translated at fiscal year-end rates of exchange, and the related revenue and expense amounts are translated at the average rates of exchange during the fiscal year. Gains or losses resulting from translating foreign currency financial statements resulted in an immaterial impact to the financial statements for the years ended September 30, 2005, 2004 and 2003.

USE OF ESTIMATES—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates.

RECLASSIFICATIONS—Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform with current year classifications.

3.  SHORT-TERM INVESTMENTS IN MARKETABLE SECURITIES

The following is a summary of the Company’s investment securities, all of which are classified as available-for-sale. Determination of estimated fair value is based upon quoted market prices.

	September 30, 2005
	(in thousands)
	Gross amortized cost	Gross unrealized gains	Gross unrealized losses	Market Value

Corporate debt securities	$5,023	$—	$(38)	$4,985
Other securities	3,300	—	—	3,300
U.S. securities and other government obligations	7,000	—	(79)	6,921
	$15,323	$—	$(117)	$15,206

	September 30, 2004
	(in thousands)
	Gross amortized cost	Gross unrealized gains	Gross unrealized losses	Market Value

Corporate debt securities	$19,930	$—	$(113)	$19,817
Other securities	8,000	—	—	8,000
U.S. securities and other government obligations	11,000	$—	(71)	10,929
	$38,930	$—	$(184)	$38,746

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2005, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$11,016	$10,924
Due after one year through three years	4,307	4,282
	$15,323	$15,206

Investments in a net unrealized loss position at September 30, 2005 are as follows (in thousands):

		Less than 12 Months of temporary impairment		Greater than 12 Months of temporary impairment		Total temporary impairment
	Number of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	5	$—	$—	$4,985	$(38)	$4,985	$(38)
U.S. securities and other government obligations	4	1,981	(20)	4,940	(59)	6,921	(79)

Total temporarily impaired securities	9	$1,981	$(20)	$9,925	$(97)	$11,906	$(117)

Investments in a net unrealized loss position at September 30, 2004 are as follows (in thousands):

		Less than 12 Months of temporary impairment		Greater than 12 Months of temporary impairment		Total temporary impairment
	Number of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	18	$16,060	$(89)	$3,757	$(24)	$19,817	$(113)
U.S. securities and other government obligations	7	10,929	(71)	—	—	10,929	(71)

Total temporarily impaired securities	25	$26,989	$(160)	$3,757	$(24)	$30,746	$(184)

The Company believes that the decline in value is temporary and primarily related to the change in market interest rates since purchase.  The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a change in the market interest rate environment.

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	September 30
	2005	2004

Laboratory equipment	$3,031	$3,588
Office equipment and furniture	2,737	4,816
Leasehold improvements	2,761	2,703
	8,529	11,107
Less accumulated depreciation and amortization	(6,466)	(7,528)
	$2,063	$3,579

At September 30, 2005 and 2004, property and equipment included equipment under capital leases of $84,000 and $84,000 with related accumulated amortization of $81,000 and $53,000, respectively.

5.  ACCRUED INTEREST AND OTHER CURRENT ASSETS

Accrued interest and other current assets consist of the following (in thousands):

	September 30
	2005	2004

Accrued interest	$143	$427
Prepaid insurance	303	421
Prepaid clinical trial costs	—	586
Other	329	920
	$775	$2,354

6.  RELATED PARTY TRANSACTIONS

In December 2000, the Company entered into a $2,850,000 full recourse secured revolving promissory note with one of its officers.  The note bore interest at an annual rate of 4.0% and was secured by the officer’s outstanding options and shares of common stock. During the quarter ended September 30, 2002, the Company determined that the note due from the officer had become impaired because it determined that the officer did not have the ability to repay the loan in full when due and recorded an allowance on the note in the amount of $700,000.  The Company subsequently recorded $1,751,000 of expense including $418,000, $1,333,000 and $0 during the years ended September 30, 2005, 2004 and 2003, respectively, to increase the allowance on the note related to the decrease in the value of the Maxim stock and stock options held by the officer collateralizing the note.  In addition, the Company had not recorded interest income of $367,000 on the note subsequent to June 30, 2002.  The entire outstanding balance of principal and interest was due in December 2002.  Since the note came due, the officer has not had sufficient liquid assets to repay the loan in full; however, the officer has paid the Company $394,000 related to the note.  On August 3, 2005, the officer forfeited all collateral securing the loan, including 203,333 shares of Maxim common stock and 1,563,667 options to purchase Maxim common stock resulting in the Company receiving all such shares of common stock and options.  The officer was insolvent and unable to repay the outstanding balance of the loan.  After extensively reviewing all related facts and circumstances, including the Company’s current needs, prospects and contingency plans, the officer’s current assets and liabilities, the Company’s resulting inability to collect the loan indebtedness, and the best interests of the Company’s stockholders and creditors, the Company’s board of directors agreed to forgive the loan.

On August 19, 2005, the Company entered into an agreement with the officer regarding the forgiveness of all amounts (including principal and interest) owed under the note.  The agreement relating to such forgiveness also provides for the release by the officer of any and all claims that he may have against the Company, its officers, directors, stockholders and certain of our other representatives with regard to any claims that he may have arising out of or in connection with the loan.  In connection with the loan forgiveness, on August 19, 2005, the Company entered into an indemnification agreement with the officer.  Pursuant to the indemnification agreement, the Company agreed to indemnify the officer for certain excise taxes, if any, that may arise as a result of the forgiveness of the loan under Section 280G and Section 4999 of the Internal Revenue Code of 1986, as amended.  Should the officer be subject to such excise taxes, payments under the indemnification agreement could exceed $2 million.

On August 19, 2005, we entered into an amendment to our existing employment agreement with the officer dated December 3, 2004.  Prior to the amendment, the officer’s employment agreement provided that the officer was entitled to receive continuation of his annual base salary, which is currently set at $405,000 through September 30, 2005 and $450,000 thereafter, plus health care insurance coverage for a period of three (3) years from the date of his employment termination if we terminated the officer’s employment other than for cause.  Pursuant to the amendment, the officer will only be entitled to receive the continuation of his annual base salary and health care insurance coverage for a period of two (2) years from the date of termination.

On August 19, 2005, the Company also entered into an amendment to its retention agreement with the officer dated March 11, 2005.  Prior to the amendment, the officer’s retention agreement provided that he was eligible to receive a “success bonus” of up to $225,000 upon consummation of a change in control event or other strategic transaction which the Company’s board of directors determined to have preserved or increased value to its stockholders based upon factors considered relevant by the Company’s board at the time a definitive agreement relating to such transaction was approved.  Pursuant to the amendment, the officer will no longer have any right to receive or be considered for all or any portion of the $225,000 “success bonus”.  In addition, prior to the amendment, the officer’s retention agreement provided that if he remained continuously employed with the Company for at least three months but not longer than six months following the consummation of a change in control event, the officer would receive an additional “transition bonus” of $225,000, payable as of his last day of employment with the Company; provided that, if the officer was terminated by the Company (or our successor) without cause at any time during the first six months following the consummation of a change in control event, the “transition bonus” would become immediately payable in full on the date of such termination.  Pursuant to the amendment, such “transition bonus” was modified to a retention incentive.  The officer is now entitled to receive the “transition bonus” upon the earlier of March 31, 2006 and the date, if ever, on which the Company terminates his employment other than for cause.  Pursuant to the amendment, if the officer has not been continuously employed by the Company through March 31, 2006 or has been terminated by the Company for cause prior to March 31, 2006, then he is not entitled to receive the “transition bonus”.  Pursuant to the retention agreement and subject to certain limitations, as a result of remaining continuously employed by us through September 30, 2005, the officer is entitled to receive a retention bonus of $225,000 paid in six equal monthly installments on the last day of each month starting on September 30, 2005.

At June 30, 2005, the Company was owed $900,000, including $4,000 of unrecorded interest, from a former officer resulting from an unpaid loan, due in July 2004, that the individual had with a bank, which the Company guaranteed in July 2001.  The purpose of the bank loan was to allow the payment of income taxes associated with the exercise of stock options.  The Board determined that it was in the Company’s best interest to provide the guarantee to avoid the necessity of the officer selling personal holdings of Maxim securities during a period of depressed market prices.  During the fourth quarter of fiscal year 2002, the Company had determined that it was probable the former officer would not have the ability to repay his bank loan.  Therefore, the Company recorded a provision for the guarantee and a liability in the amount of $900,000.  The former officer does not currently have the assets necessary to repay the Company.  As of June 30, 2005, the recorded outstanding principal and interest balance on the loan was $0, net of the $897,000 allowance.  On August 1, 2005, the former officer forfeited to the Company all 453,333 options to purchase Maxim common stock.  After extensively reviewing all related facts and circumstances, including the Company’s current needs, prospects and contingency plans, the former officer’s current assets and liabilities and the Company’s inability to collect the loan indebtedness, and the best interests of the Company’s stockholders and creditors the Company’s board of directors agreed to forgive the loan.  On August 19, 2005, the Company entered into an agreement with the officer regarding the forgiveness of all amounts (including principal and interest) owed under the note.

7.  ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30
	2005	2004

Clinical trial costs	$26	$1,198
Compensation	1,454	1,019
Deferred rent	704	679
Other	306	1,281
	$2,490	$4,177

8.  NOTES PAYABLE AND LONG TERM DEBT

In September 2005, the Company paid in full a term loan it had with a bank releasing the Company from all obligations it had under the term loan agreement.  The agreement contained customary affirmative and negative covenants, including financial covenants requiring the maintenance of specified liquidity terms and minimum tangible net worth. The Company was also prohibited from paying dividends under the terms of the loan. The Company was required to maintain its principal depository and operating accounts with the bank. In addition, the Company had the choice to either maintain a minimum aggregate balance of $3,500,000 at the institution or pay to the bank a quarterly fee of $2,500.  Throughout 2005 and at September 30, 2004, the Company was in compliance with all covenants.

Notes payable and long-term debt consist of the following (in thousands):

	September 30
	2005	2004

5.82% promissory note payable, payable in monthly installments through April 10, 2006	$238	$—
4.76% promissory note payable, payable in monthly installments through October 1, 2005	13	—
Bank term loan payable in monthly installments commencing January 1, 2002 through April 1, 2006,at an interest rate of prime plus .75% (paid in full as of September 30, 2005)	—	808
3.75% promissory note payable, payable in monthly installments through June 30, 2005	—	339
Total notes payable and long-term debt	251	1,147

Less current portion of notes payable and long-term debt	(251)	(1,053)
Total long-term portion of notes payable and long-term debt	$—	$94

The aggregate amounts of debt outstanding at September 30, 2005, which will become due in 2006 is $251,000.

The terms of the Company’s facility lease require it to maintain a letter of credit on behalf of the landlord in the amount of $264,000.  The letter of credit is secured by a $264,000 certificate of deposit at the issuing bank.

9.  LEASES

The Company leases office and laboratory facilities under five and ten-year noncancelable operating leases with expiration dates through September 2010. Rent expense approximated $2,130,000, $2,044,000, and $2,080,000 for the years ended September 30, 2005, 2004, and 2003, respectively. The Company entered into agreements to sublease certain of its facilities. Total sublease income for the years ended September 30, 2005, 2004 and 2003 was $130,000, $55,000, and $152,000, respectively. In addition, the Company is obligated under a capital lease for equipment.

Future commitments under noncancelable operating leases for the next five years, net of sublease commitments of $322,000 in 2006, $243,000 in 2007, $182,000 in 2008, $144,000 in 2009 and $150,000 in 2010 and future minimum lease payments due under capital lease agreements as of September 30, 2005, are as follows (in thousands):

Year Ended September 30	Operating Leases	Capital Leases

2006	$1,542	$2
2007	1,704	—
2008	1,822	—
2009	1,268	—
2010	1,173	—
Total	$7,509	$2

10.  SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended September 30
	2005	2004	2003	From Inception Through September 30, 2005

Noncash investing and financing activities:
Unrealized gain (loss) on investments available for sale	$67	$(650)	$(629)	$(117)
Other assets acquired under note payable	436	434	425	2,465
Retirement of officer’s stock which was collateral for note receivable from officer	264	—	—	264
Property and equipment acquired under capital leases	—	—	50	270
Issuance of common stock/warrants for services	60	169	114	410
Issuance of common stock to convert debt	—	—	—	7,594
Dividends on preferred stock	—	—	—	5,496
Issuance of preferred stock in payment of dividend	—	—	—	(4,891)
Acquisition of subsidiary:
Assets acquired	—	—	—	7,872
Liabilities assumed	—	—	—	(10,336)
Net equity effect of acquisition	—	—	—	(72,899)
Sale of subsidiary:
Net patents sold	—	—	—	154
Other liabilities transferred	—	—	—	(121)
Note payable transferred	—	—	—	(2,422)
Other accruals	—	—	—	100
Supplemental disclosure of cash flow information - cash paid for interest	38	72	123	2,221

11.  STOCKHOLDERS’ EQUITY

WARRANTS—The Company has granted warrants to certain consultants primarily in connection with certain financing transactions and investor communication activities.  At September 30, 2005, the Company has outstanding warrants to purchase 33,750 shares of common stock issued to non-employees.  Compensation expense related to these warrants during the years ended September 30, 2005, 2004 and 2003 totaled $6,000, $78,000 and $39,000, respectively, and was recorded as a general and administrative expense.  In September 2003, in connection with a private placement of common stock, the Company issued to investors 1,366,607 warrants and issued to the placement agent 148,049 warrants.  These warrants are exercisable at $7.70.  No warrants were exercised during the years ended September 30, 2005 and 2003.  During the year ended September 30, 2004, the investors exercised 271,072 of these warrants. As of September 30, 2005, warrants to purchase 1,277,334 shares of the Company’s common stock at a weighted average exercise price of $7.68 per share were outstanding. All of the warrants are exercisable as of September 30, 2005 and have terms expiring in 2006 through 2011.

STOCK OPTIONS—In 1993, the Company established a stock option plan (the “1993 Plan”) under which incentive and nonqualified stock options have been granted to key employees, directors and consultants of the Company. Under the 1993 Plan, as amended, options may be granted to purchase up to 1,800,000 shares of common stock; options that are granted generally vest over four years and have a maximum term of ten years. The 1993 Plan terminated on September 30, 2003.  All granted options remain outstanding under their original terms, but no additional options may be granted from the plan.  In August 2000, the Company adopted a non-statutory stock option plan (the “2000 Plan”) under which nonqualified stock options may be granted to employees, consultants, officers and directors of the Company. Under the 2000 Plan, options may be granted to purchase up to 750,000 shares of common stock, of which total grants to officers and directors must be less than half of the authorized shares; options that are granted generally vest over four years and have a maximum term of ten years. In 2001, the Company established a stock option plan (the “2001 Incentive Plan”) under which incentive and nonqualified stock options have been granted to key employees, directors and consultants of the Company. Under the 2001 Plan, as amended, options may be granted to purchase up to 4,250,000 shares of common stock; options that are granted generally vest over four years and have a maximum term of ten years.

The Company also grants options to non-employees in connection with their execution of consulting agreements with the Company. The fair value of the options granted to non-employees is estimated using the “Black-Scholes” method for option pricing, and the expense is recorded over the period services are performed.  Compensation expense related to option grants recorded during the years ended September 30, 2005, 2004 and 2003 totaled $3,000, $96,000 and $69,000, respectively.

The following table summarizes the Company’s stock option activity (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding September 30, 2002	3,724	$11.12
Granted	539	$3.11
Exercised	(68)	$5.07
Canceled	(390)	$5.46
Outstanding September 30, 2003	3,805	$10.67
Granted	1,133	$8.09
Exercised	(339)	$4.50
Canceled	(173)	$15.98
Outstanding September 30, 2004	4,426	$10.28
Granted	1,204	$1.97
Exercised	(45)	$2.10
Canceled	(3,481)	$10.64
Outstanding September 30, 2005	2,104	$5.11

At September 30, 2005, options for 1,615,000 shares of common stock are exercisable, and the remaining 489,000 become exercisable at various dates through August 1, 2009. The options expire at various dates through August 1, 2015.

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2005 (in thousands, except contractual life and exercise price data).

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Shares	Weighted-Average Exercise Price

$0.66-$1.41	42	$1.22	8.11 years	9	$0.66
$1.42-$2.99	704	$2.08	8.13 years	336	$2.07
$3.00-$5.05	296	$3.93	5.98 years	287	$3.94
$5.06-$8.00	779	$6.79	6.32 years	747	$6.79
$8.01-$15.75	283	$9.89	7.26 years	236	$10.06
$0.66-$15.75	2,104	$5.11	7.04 years	1,615	$5.75

STOCKHOLDER RIGHTS PLAN—In June 2000, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock of Maxim held of record at the close of business on June 22, 2000. The Rights will initially trade with, and will be inseparable from Maxim’s common stock. The Rights will be exercisable only if a person or group acquires 15% or more of Maxim’s outstanding common stock, or announces a tender offer which, if successful, would result in ownership by a person or group of 15% or more of Maxim’s common stock. Each Right will entitle stockholders, other than the 15% or more acquirer, to buy one one-hundredth of a share of Maxim’s series A junior participating preferred stock at an exercise price of $325. If a person or group acquires 15% or more of Maxim’s common stock, each Right will entitle its holder, other than such person or member of such group, to purchase a number of Maxim’s common shares having a market value of $650. If Maxim were to be acquired in a merger or other business combination transaction after a person has acquired 15% or more of Maxim’s common stock, each Right will entitle its holder other than the acquiring person, to purchase a number of the acquiring company’s common shares having a market value of $650. The Rights Plan also includes an exchange option. In general, after the rights become exercisable, the Maxim Board may, at its option, effect an exchange of part or all of the Rights, other than Rights that have become void, for shares of Maxim common stock. Under this option, Maxim would issue one share of common stock for each right, subject to adjustment in certain circumstances. The Rights expire on June 22, 2010, unless redeemed by the Company’s Board of Directors. The Rights can be redeemed by the Board at a price of $0.01 per Right at any time before the Rights become exercisable.  On September 5, 2005, the Company amended the stockholder rights agreement, dated as of June 15, 2000, to ensure that the proposed merger with EpiCept Corporation will not trigger the rights under the stockholder rights agreement.  The amendment to the stockholder rights agreement provides that the rights issued under the stockholder rights agreement will expire immediately prior to the effective date of the proposed merger.

12.  401(K) PLAN

The Company has a 401(k) retirement plan (the “401(k) Plan”) under which employees meeting eligibility requirements may elect to participate and contribute to the 401(k) Plan. The 401(k) Plan provides for matching contributions by the Company in an amount equal to the lesser of 50% of the employee’s deferral or 3% of the employee’s qualifying compensation.  The Company contribution can be made in the form of either the common stock of the Company or cash at the discretion of the Company’s Board of Directors.  Company contributions to the 401(k) plan for the fiscal years ended September 30, 2005, 2004, and 2003 were $146,000, $212,000, and $210,000, respectively, in the form of cash in fiscal year 2005 and 2004, and in the form of cash and Company common stock in fiscal year 2003.

13.  INCOME TAXES

Income taxes for the years ended September 30, 2005, 2004 and 2003 differed from the amounts expected by applying the U.S. federal income tax rate of 34% to loss before taxes as follows (in thousands):

	2005	2004	2003
Computed income benefit	$(9,415)	$(15,289)	$(15,449)
State taxes, net of federal benefit	2	1	2
Change in federal valuation allowance	9,542	13,918	15,182
General business credit, net	(307)	(572)	(446)
Other, net	178	1,942	711
	$—	$—	$—

The components that comprise deferred tax assets and liabilities at September 30, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$134,941	$119,232
General business credit carryforwards	9,197	8,592
Other	2,716	4,835
Total gross deferred tax assets	146,854	132,659
Less valuation allowance	(146,854)	(132,659)
Net deferred tax asset	$—	$—

The net change in the valuation allowance for the years ended September 30, 2005 and 2004 was an increase of $14,195,000 and $16,017,000, respectively. The valuation allowance of $146,854,000 at September 30, 2005 represents deferred tax assets that more likely than not will not be realized through the reversal of future taxable temporary differences or taxable income. The valuation allowance includes $4,068,000, tax effected, related to stock option deductions, the benefit of which will be eventually credited to equity.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At September 30, 2005 and 2004, we had a valuation allowance equal to our deferred tax assets since we have not established a pattern of profitable operations for income tax reporting purposes.

At September 30, 2005, the Company has federal and California tax net operating loss carryforwards of approximately $322 million and $288 million, respectively. The federal and California tax loss carryforwards are expected to expire beginning 2006 and 2008, respectively.

At September 30, 2005, the Company has federal and California tax credit carryforwards of approximately $6.6 million and $2.6 million, respectively.  The federal tax credit carryforwards are expected to expire beginning 2009.

The Company has determined that “ownership changes” within the meaning of Internal Revenue Code Section 382 have occurred in prior years.  However, the Company has determined based on an analysis of rules contained in Section 382, that any limitations on the future utilization of net operating loss carryforwards as a result of these past “ownership changes” will not have a material impact on such utilization.  As a result of the proposed transaction with EpiCept, it is likely that the future utilization of the Company’s net operating loss carryforwards and credits will be limited by Sections 382 and 383 of the Internal Revenue Code should the merger be consummated.  The transaction is subject to approval by the Company’s stockholder and certain other customary closing conditions.

14.  LICENSES AND COLLABORATIVE AGREEMENTS

The Company’s strategy for development of its technologies includes, in some cases, the acquisition and the in-licensing of technologies, and the establishment of collaborative relationships with universities, governmental and other entities. In 1993, the Company entered into a technology transfer agreement with a European corporation pursuant to which the Company purchased intellectual property and patent rights related to its Ceplene technology. The agreement included payments by the Company totaling $700,000 and required that the Company pay certain royalty obligations to an inventor of the technology based upon Company product revenues. In October 1999, the Company and the inventor entered a new royalty agreement under which the Company agreed to pay $1,000,000 over three years in exchange for a reduced royalty rate.  During the years ended September 30, 2005, 2004, and 2003, the Company paid the inventor $0, $0 and $200,000 in cash.  During the years ended September 30, 2002, 2001 and 2000, the Company paid the inventor $200,000 each year with an additional $200,000 paid in common stock in the year ended September 30, 2000.

In August 2001, the Company entered into a Material Transfer Agreement with Schering Corporation (“Schering”) for the Company’s Phase 2 hepatitis C trial.  Under the terms of the agreement, Schering contributed the study drug and performed the viral testing for the study. During the years ended September 30, 2005, 2004 and 2003, the Company recognized revenue and the corresponding expense of $0, $1,749,000 and $2,858,000 in contributed product and $13,000, $94,000 and $150,000 in contributed services from Schering, respectively.

In November 2003, the Company entered into an agreement with Myriad under which the Company licensed its MX90745 series of caspase-inducer anti-cancer compounds to Myriad.  Under the terms of the agreement the Company granted to Myriad a research license, to perform Myriad’s obligations under the research plan, with a non-exclusive, worldwide, royalty-free license, without the right to sublicense the technology.  Myriad is responsible for the worldwide development and commercialization of any drug candidates from the series of compounds.  The Company granted to Myriad a development and commercialization license with an exclusive, worldwide, royalty-bearing license, with the right to sublicense the technology.  The agreement requires that Myriad make licensing, research and milestone payments to the Company totaling up to $27 million, assuming the successful commercialization of the compound for the treatment of cancer, as well as pay a royalty on product sales.  Myriad paid an upfront fee as well as research funding for the first year of the agreement.  The Company determined the upfront fee did not meet the criteria for separability and is recognizing the amount as revenue over the research period.  During the year ended September 30, 2005, the Company recognized $1,267,000 of collaboration revenue, comprised of a $1,000,000 milestone payment resulting from Myriad initiating a Phase 1 clinical trial in patients with advanced solid tumors, $134,000 for the upfront payment and $133,000 for research funding.  During the year ended September 30, 2004, the Company recognized $1,733,000 in collaboration revenue, comprised of $866,000 for the upfront payment and $867,000 for research funding.

In March 2004 and as amended in January 2005, the Company entered into a license agreement reacquiring the rights to the MX2105 series of apoptosis inducer anti-cancer compounds from Shire Biochem, Inc (formerly known as BioChem Pharma, Inc.) who had previously announced that oncology would no longer be a therapeutic focus of the company’s research and development efforts.  Under the agreement all rights and obligations of the parties under the July 2000 agreement were terminated and Shire BioChem agreed to assign and/or license to the Company rights it owned under or shared under the prior research program.  The agreement did not require any up-front payments, however, it does require that the Company provide Shire Biochem a portion of any sublicensing payments the Company receives if the Company relicenses the series of compounds or make milestone payments to Shire BioChem totaling up to $26 million, assuming the successful commercialization of the compound by the Company for the treatment of a cancer indication, as well as pay a royalty on product sales.  In July 2000, the Company had entered into an agreement with BioChem Pharma under which the Company licensed its MX2105 series of compounds. The Company did not record any related collaboration revenue during the years ended September 30, 2005, 2004 and 2003.

15.  RESTRUCTURING

In February 2005, the Company announced an involuntary workforce reduction of twelve employees as part of a plan to realign its resources and corporate objectives based upon several factors, including that an additional phase 3 trial of Ceplene therapy for the treatment of Acute Myeloid Leukemia is necessary before submitting a New Drug Application to the United States Food and Drug Administration.  In October 2004, the Company implemented a restructuring plan which resulted from the negative outcome of the Company’s confirmatory Phase 3 clinical trial of Ceplene in advanced malignant melanoma patients with liver metastases.  The restructuring plan included a reduction in the Company’s workforce of approximately 50%.  The cost of the severance packages associated with these two restructurings, including pay, benefits continuation and outplacement services, totaled approximately $1,601,000 which was expensed in the year ended September 30, 2005.  Of the total $1,601,000 of restructuring charges approximately $1,103,000 was included in research and development expense, approximately $155,000 was included in business development and marketing expense and approximately $343,000 was included in general and administrative expense for the year ended September 30, 2005.  As of September 30, 2005, all of the severance related expenses had been paid.

16.  COMMITMENTS AND CONTINGENCIES

In October 2001 and May 2002, certain former shareholders of Cytovia filed complaints in California Superior Court in San Diego, against the Company and two of its officers, alleging fraud and negligent misrepresentation in connection with the Company’s acquisition of Cytovia. A binding arbitration proceeding with the American Arbitration Association was held in May 2003. The three-member arbitration panel rejected all of the plaintiffs’ claims, determined that the Company has no liability for such claims and awarded recovery of the Company’s reasonable attorneys’ fees and costs of approximately $922,000 as prevailing party in the proceedings.  In December 2003, the decision was confirmed by the Superior Court, which entered a judgment to this effect.  In June 2004, the plaintiffs filed an Appeal.  In December 2004, the Court of Appeal reversed the judgment of the Superior Court and remanded the lawsuit to the trial court for further proceedings. In September 2005, plaintiffs filed an amended complaint adding state law securities claims against the defendants.  In October 2005, the Company demurred to this amended complaint on the grounds that the complaint failed to allege any untrue statements, thus rendering each asserted cause of action deficient.  The demurrer will be heard in January 2006.  In the meantime, the case continues in the discovery stages.  The Company intends to vigorously defend itself against these claims.

On September 21, 2004, plaintiff Dr. Richard Bassin, on behalf of himself and purportedly on behalf of a class of other shareholders similarly situated, filed a complaint in the United States District Court for the Southern District of California against the Company, one officer of the Company and one former officer of the Company, alleging violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets during the class period from November 11, 2002 to September 17, 2004, and seeking damages therefore.  Thereafter two similar complaints were filed in the Southern District of California.  These three actions were consolidated and in March 2005, plaintiffs filed a consolidated amended complaint.  No discovery has been conducted.  In October 2005, the Unites States District Court of the Southern District of California granted the Company’s motion to dismiss the consolidated amended compliant, but allowed plaintiffs leave to amend.  It is possible that the plaintiffs will exercise their right to file an amended complaint.  The cases have been tendered to the Company’s insurance carrier, which has denied coverage.  The Company disputes the position taken by the insurance carrier and fully intends to enforce its right under the policy.

On October 7, 2004, plaintiff Jesus Putnam, purportedly on behalf of the Company, filed a derivative complaint in the Superior Court for the State of California, County of San Diego, against one officer of the Company, two former officers of the Company and the Company’s entire Board of Directors, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code, all of which arise from allowing purported violations of federal securities laws related to declines in the Company’s stock price in connection with various statements and alleged omissions to the public and to the securities markets, and seeking damages therefore.  No discovery has been conducted, and the parties have entered into a stipulation to stay the action pending resolution of the motion to dismiss the federal actions.  In October 2005, plaintiff attempted to file an amended complaint to include class action allegation that defendants breached their fiduciary duties by approving the merger.  In addition, the plaintiff requested that the court enjoin Maxim’s directors from completing the merger as presently proposed.  The amended complaint was rejected by the court pending the lifting of the stay.  Maxim expects plaintiff to re-file the amended complaint once the stay is lifted, in or about December 2005.  If the court were to grant plaintiff’s request for an injunction, the merger could be delayed indefinitely.  The complaint has been tendered to the Company’s insurance carrier, which has denied coverage.  The Company disputes the position taken by the insurance carrier and fully intends to enforce its rights under the policy.

On May 3, 2005, plaintiff Carolina Casualty Insurance Company filed a complaint in the United States District Court for the Southern District of California against one officer of the Company, two former officers of the Company and the Company’s entire Board of Directors, seeking a declaratory judgment from the court that the Company’s D&O insurance policy did not cover losses arising from the state and federal shareholder suits that were filed in 2004.  The Company answered the complaint and filed counterclaims against Carolina Casualty.  No discovery has been conducted and the court has issued a stay of the entire proceedings, pending certain events in the federal suit.

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

In connection with the loan forgiveness discussed in footnote 6, “Related Party Transactions”, on August 19, 2005, the Company entered into an indemnification agreement with an officer of the Company.  Pursuant to the indemnification agreement, the Company agreed to indemnify the officer for certain excise taxes, if any, that may arise as a result of the forgiveness of the loan under Section 280G and Section 4999 of the Internal Revenue Code of 1986, as amended.  Should the officer be subject to such excise taxes, payments under the indemnification agreement could exceed $2 million.

In September 2005, the Company entered into a definitive merger agreement with EpiCept.  The closing of the transaction is subject to satisfaction of certain customary closing conditions, including the approval of the Company’s stockholders.  The Company scheduled a special meeting of stockholders on December 21, 2005 for the purpose of voting on a proposal to adopt and approve the merger agreement and approve the merger.  The Company anticipates closing the transaction in January 2006.  If and at the time the transaction closes the Company will owe Piper Jaffray & Co. $600,000 for their investment banking services.  In the event that the merger agreement is terminated by EpiCept or the Company due to the failure of the Company’s stockholders to adopt the merger agreement, the Company is required to pay all reasonable expenses of EpiCept up to $650,000.  Under certain other conditions as described in the merger agreement if the transaction is not completed, the Company could be required to make payments to EpiCept totaling up to $1.4 million.

17.  QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly results of operations for the years ended September 30, 2005 and 2004 are as follows (in thousands, except per share amounts):

	Year ended September 30, 2005
	First	Second	Third	Fourth

Collaboration and research revenue	$363	$1,120	$100	$97
Research and development expenses	6,949	5,119	3,290	2,431
Net loss applicable to common stock	(9,587)	(6,638)	(5,533)	(5,935)
Net loss per share of common stock	(0.34)	(0.23)	(0.19)	(0.21)

	Year ended September 30, 2004
	First	Second	Third	Fourth

Collaboration and research revenue	$1,419	$1,273	$801	$625
Research and development expenses	9,331	8,363	9,883	10,346
Net loss applicable to common stock	(9,871)	(8,939)	(11,678)	(14,480)
Net loss per share of common stock	(0.35)	(0.32)	(0.41)	(0.51)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended or the Exchange Act, as of the end of the period covered by this report.  Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded, as of the evaluation date, that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings.

Changes in Internal Controls.  There have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our internal controls over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance to the Company regarding the reliability and fair presentation of financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.

As of September 30, 2005, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting described in “Internal Control –Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our assessment included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of our internal control over financial reporting.  Based on the assessment under such framework, our management determined that we maintained effective internal control over financial reporting as of September 30, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005 has been audited by KPMG LLP, an independent registered public accounting firm as stated in their attestation report, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Maxim Pharmaceuticals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting as of September 30, 2005, that Maxim Pharmaceuticals, Inc. and subsidiaries (Maxim Pharmaceuticals – a development stage company) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Maxim Pharmaceuticals’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Maxim Pharmaceuticals maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Maxim Pharmaceuticals maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maxim Pharmaceuticals, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2005 and for the period from inception (October 23, 1989) through September 30, 2005, and our report dated December 12, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California
December 12, 2005

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers, the positions held by them and their experience are set forth below.

NAME	Position(s)	Age	Year in Which He/She Became an Executive Officer or Director
Larry G. Stambaugh	President and Chief Executive Officer	58	1993
John D. Prunty	Vice President, Finance and Chief Financial Officer, and Corporate Secretary	43	2004
John F. Bedard	Director	56	2004
Per-Olof Mårtensson	Director	68	1996
F. Duwaine Townsen	Director	72	1993
Wayne P. Yetter	Director	60	2003
Robert L. Zerbe	Director	55	2002

The officers of the Company hold office at the discretion of the Board.  During fiscal year 2005, the officers of the Company devoted substantially all of their business time to the affairs of the Company for the period in which they were employed, and they intend to do so until such time as the proposed merger with EpiCept Corporation is completed.

Larry G. Stambaugh has served as the Company’s Chairman of the Board of Directors, President and Chief Executive Officer since 1993.  From 1989 to 1992, Mr. Stambaugh served in a number of positions at ABC Laboratories, Inc., an international contract science research laboratory, including Chairman of the Board of Directors, President and Chief Executive Officer.  From 1983 to 1989, Mr. Stambaugh served as Executive Vice President and Chief Financial Officer of CNB Financial Corporation, a multi-bank holding company.  Mr. Stambaugh received a B.A. in business administration from Washburn University and is a certified public accountant.

John D. Prunty has served as the Company’s Vice President, Finance and Chief Financial Officer since October 2004.  Mr. Prunty joined the company as Senior Director, Finance and Controller in 2000 and served as Treasurer and Assistant Corporate Secretary beginning in 2002.  From 1997 to 2000, Mr. Prunty was Senior Director, Finance and Controller at Gen-Probe Incorporated.  From 1991 to 1997, Mr. Prunty served as Vice President, Finance for I-Bus, a division of Maxwell Technologies.  From 1984 to 1991, Mr. Prunty worked with Ernst & Whinney and its successor firm Ernst & Young, LLP.  Mr. Prunty is a certified public accountant and received a B.B.A. from the University of San Diego and a M.S. in Management from San Diego State University.

John F. Bedard, has served as a director of the Company since 2004.  Mr. Bedard has been engaged as a principal in a pharmaceutical consulting practice since 2002.  Prior to that, he served in senior management positions during a 15-year career at Bristol-Myers Squibb, a pharmaceutical company, most recently as Vice President, FDA Liaison and Global Strategy.  In that position, Mr. Bedard was the liaison with the FDA for new drug development, and he was also responsible for global development plans and registration activities for new drugs.  Before his tenure at Bristol-Myers Squibb, Mr. Bedard held senior regulatory affair positions at Smith Kline & French Laboratories and Ayerst Laboratories.

Per-Olof Mårtensson, has served as a director of the Company from 1993 to 1995 and again beginning in 1996.  Mr. Mårtensson is a director of Karo Bio AB, a pharmaceutical company, and has served as its Chairman since 2000, and from 1997 to 1998.  From 1998 to 2000, and from 1991 to 1997, Mr. Mårtensson served as President and Chief Executive Officer of Karo Bio AB.  Since 1990, Mr. Mårtensson has owned and operated POM Advisory Services AB, an independent consulting firm.  From 1992 to 1995, Mr. Mårtensson served as Chairman of Skandigen AB, a diversified investment company. From 1987 to 1990, Mr. Mårtensson served as President of Pharmacia LEO Therapeutics AB, and as Executive Vice President of Pharmacia AB, both biopharmaceutical companies.  From 1985 to 1990, Mr. Mårtensson served as President and Chief Executive Officer of AB LEO, also a biopharmaceutical company.  From 1979 to 1981 Mr. Mårtensson served as President, Pharmaceutical Operations for AB Astra, and from 1981 to 1984 as President and Chief Executive Officer of AB Ferrosan.  Mr. Mårtensson currently serves on a number of boards including as the Chairman of the Board of BioInvent International AB and as the Vice Chairman of the Board of Photocure a/s.

F. Duwaine Townsen, has served as a director of the Company since 1993.  Mr. Townsen is a General Partner and a founder of EndPoint Late-Stage Fund, a late-stage life science fund whose formation began in early 1999.  He is also currently a Senior Managing Director of HamiltonTech Capital Partners, L.P.  Additionally, Mr. Townsen has served as a Managing Partner of Ventana Growth Funds, a group of five venture capital funds, since 1983.  From 1961 to 1964, Mr. Townsen served as an auditor at Arthur Young, a predecessor public accounting firm to Ernst & Young LLP.  Mr. Townsen is also a director at the Corporate Directors Forum, a corporate governance organization, a director of Sequal Technologies, Inc., a privately held company, and a director emeritus of Cymer, Inc., a supplier of excimer light sources to the semiconductor industry.

Wayne P. Yetter, has served as a director of the Company since 2003.  In September 2005, Mr. Yetter became the President and Chief Executive Officer of Verispan LLC., a healthcare information company.  Mr. Yetter served as the President and Chief Executive Officer of Odyssey Pharmaceuticals, Inc., a specialty pharmaceuticals subsidiary of PLIVA, d.d., from November 2004 to August 2005.  Mr. Yetter was the founder of BioPharm Advisory, LLC in 2003 and served as Chairman of the Board of Directors and Chief Executive Officer of Synavant Inc., a pharmaceutical customer relationship management solutions company, from 2000 to 2003.  From 1999 to 2000, Mr. Yetter served as Chief Operating Officer at IMS Health, Inc., which provides information services for the healthcare industry.  From 1997 to 1999, he served as President and Chief Executive Officer of Novartis Pharmaceuticals Corporation.  From 1994 to 1997, he served as President and Chief Executive Officer of Astra Merck, Inc.  From 1991 to 1994, Mr. Yetter served as General Manager and then President of Astra Merck when it was a division of Merck & Co.  Mr. Yetter currently serves on the Board of Directors of Noven Pharmaceuticals, Inc. and Matria Healthcare, Inc.

Robert L. Zerbe, M.D., has served as a director of the Company since 2002.  Dr. Zerbe is the Chief Executive Officer and Founder of QuatRx Pharmaceuticals Company, a private biopharmaceutical company.  Until 2000, Dr. Zerbe was employed by Pfizer as the Senior Vice President of Global Research and Development and Director of Development Operations.  From 1993 to 2000, Dr. Zerbe served at the Parke-Davis Pharmaceutical Research Division of Warner-Lambert as Senior Vice President Worldwide, Clinical Research and Development.  From 1982 to 1993, Dr. Zerbe served in various senior research positions at Eli Lilly and Company.  Dr. Zerbe also serves as a director of A.P. Pharma, a specialty pharmaceutical company.

Information Regarding the Board of Directors and its Committees

As required under Nasdaq listing standards, the Company’s independent directors meet in regularly scheduled executive sessions at which only independent directors are present.  Persons interested in communicating to the Board their concerns or issues may address correspondence to the full Board, a particular director or to a particular committee of the Board, in care of Maxim Pharmaceuticals, Inc. at 8899 University Center Lane, Suite 400, San Diego, California 92122.  If no particular director is named, letters will be forwarded, depending on the subject matter, to the Chair of the Audit, Compensation, or Governance and Nominating Committee.

The Board has three committees:  an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee.  The following table provides membership and meeting information for fiscal 2005 for each of the Board committees:

Name	Audit		Compensation		Governance and Nominating
John F. Bedard			X		X
Per-Olof Mårtensson	X		X		X
F. Duwaine Townsen	X	*
Wayne P. Yetter	X		X	*
Robert L. Zerbe, M.D.					X	*
Total meetings in fiscal year 2005	4		3		2

* Committee Chairperson

The Board of Directors has determined that each member of each committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment with regard to the Company.

Audit Committee and Related Matters

The Audit Committee of the Board of Directors oversees the Company’s corporate accounting and financial reporting process.  For this purpose, the Audit Committee performs several functions.  The Audit Committee evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage new independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on the Company’s audit engagement team as required by law; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews the financial statements to be included in the Company’s Annual Report on Form 10-K; and discusses with management and the independent registered public accounting firm the results of the annual audit and the results of the Company’s quarterly financial statements.  Three directors comprised the Audit Committee during fiscal 2005:  Messrs. Mårtensson, Townsen and Yetter.  The Audit Committee met four times during the fiscal year.  The Audit Committee has adopted a written Audit Committee Charter which is available on the Company’s website at www.maxim.com.

The Board of Directors annually reviews the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards).  The Board of Directors has determined that Mr. Townsen qualifies as an “audit committee financial expert,” as defined in applicable Securities and Exchange Commission, or SEC, rules.  The Board made a qualitative assessment of Mr. Townsen’s level of knowledge and experience based on a number of factors, including his formal education and experience as an auditor for a public accounting firm.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all officers (including the Company’s principal executive officer and principal financial officer), directors and employees.  The Code of Business Conduct and Ethics is available on our website at www.maxim.com.  If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

ITEM 11. EXECUTIVE COMPENSATION

During the fiscal year ended September 30, 2005, each non-employee director of the Company received an annual fee of $15,000, a per-meeting fee of $1,500 for regularly scheduled board meetings and a per-meeting fee of $1,000 for telephonic board meetings.  Each non-employee director also received a fee of $1,000 per committee meeting attended ($1,500 per committee meeting attended in the capacity as that committee’s chairperson).  In addition to the annual fee of $15,000, the lead director received an annual lead director fee of $20,000.  In the fiscal year ended September 30, 2005, the total compensation paid to non-employee directors was $222,000.  Non-employee directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with Company policy.

In addition, each non-employee director received an automatic stock option grant of 25,000 shares of common stock under either the 1993 Long-Term Incentive Plan, or the 1993 Plan, the 2000 Nonstatutory Stock Option Plan, or the 2000 Plan, or the 2001 Incentive Stock Option Plan (referred to as the 2001 Plan) upon his initial election to the Board, and 25,000 shares if he attended at least 75% of the meetings held during his first fiscal year as a director.  Each non-employee director also received an automatic stock option grant of 20,000 shares of common stock under either the 1993 Plan, the 2000 Plan or the 2001 Plan upon his reelection to the Board, and 20,000 shares annually thereafter if he attended at least 75% of the meetings held during a fiscal year.  The exercise price of the grants to directors is equal to the fair market value of the common stock subject to the option on the date of the option grant.  Consistent with the foregoing, the Company’s goal is to provide non-employee directors with stock options covering approximately 170,000 shares by the end of two three-year terms.  Options granted to non-employee directors are intended by the Company not to qualify as incentive stock options under the Internal Review Cod of 1986, as amended.

During the last fiscal year, the Company granted options covering an aggregate of 132,500 shares to the non-employee directors of the Company, 129,375 at exercise prices of $1.64 per share and 3,125 at an exercise price of $2.72 per share.  There were no options exercised by non-employee directors during the last fiscal year.

Compensation of Executive Officers

Summary of Compensation

The following table shows for the fiscal years ended September 30, 2005, 2004 and 2003, compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer, its other most highly compensated executive officer at September 30, 2005, and two former executive officers who departed from the Company in fiscal year 2005 (collectively, the “Named Executive Officers”):

				Long-Term Compensation Awards
				Number of
				Securities	All Other
Name and Principal	Annual Compensation			Underlying	Compensation
Position (1)	Year	Salary ($)	Bonus ($) (2)	Options	($) (3)
Larry G. Stambaugh (4)	2005	406,875	366,750	150,000	8,500
President and Chief	2004	450,000	300,000	225,000	7,563
Executive Officer	2003	425,000	75,000	—	6,757

Richard A. Mafrica (5)	2005	245,000	—	75,000	1,755
Vice President,	2004	54,090	75,000	150,000	219,873
Commercial Affairs	2003	—	—	—	—

John D. Prunty (6)	2005	209,250	157,500	150,000	6,260
Vice President, Finance,	2004	189,667	22,760	5,000	5,820
Chief Financial Officer and Secretary	2003	175,866	10,552	5,000	5,256

Sharon A. Tonetta, Ph.D. (7)	2005	216,667	—	100,000	7,408
Vice President,	2004	208,333	51,875	80,000	207,138
Drug Development	2003	—	—	—	—

(1)           The principal position for each of the Named Executive Officers reflects the offices and titles held by each of them for the fiscal year ended September 30, 2005.

(2)           Bonuses are reflected in the fiscal year earned.  The fiscal 2005 bonus for Mr. Stambaugh and Mr. Prunty include retention bonuses of $225,000 and $105,000, respectively.

(3)           All Other Compensation is comprised of the Company’s nondiscretionary matching contribution to its 401(k) plan with the exception of a $203,700 relocation benefit paid to Dr. Tonetta in 2004 and $1,755 and $219,873 of relocation benefits paid to Mr. Mafrica in 2005 and 2004.

(4)           On August 3, 2005, Mr. Stambaugh forfeited all 1,563,667 stock options he held to purchase Maxim common stock.  These options were collateral securing a loan Mr. Stambaugh owed the Company.

(5)           Mr. Mafrica’s employment as an executive officer, the Company’s Vice President of Commercial Affairs, commenced on July 22, 2004 and terminated on August 15, 2005.

(6)           Mr. Prunty became an executive officer on October 19, 2004 with his promotion to Chief Financial Officer, Vice President Finance and Secretary.  Mr. Prunty previously served as our Treasurer and Controller prior to his promotion.

(7)           Dr. Tonetta’s employment as an executive officer, the Company’s Vice President, Drug Development, commenced on December 1, 2003 and terminated on July 14, 2005.

STOCK OPTION GRANTS AND EXERCISES

The Company grants options to its executive officers under the 2000 Plan and 2001 Plan.  As of October 4, 2005, options to purchase a total of 75,920 and 1,592,850 shares were outstanding under the 2000 Plan and 2001 Plan, respectively, and options to purchase 594,140 and 2,353,547 shares remained available for grant under the 2000 Plan and 2001 Plan, respectively.

OPTION GRANTS IN LAST FISCAL YEAR

The following tables show for the fiscal year ended September 30, 2005, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:

	Individual Grants
		% Total			Potential Realizable
		Options			Value at Assumed
	Number of	Granted to			Annual Rates
	Securities	Employees			Of Stock Price
	Underlying	In Fiscal	Exercise		Appreciation for
	Options	Year 2005	Price	Expiration	Option Term (7)
Name	Granted (1)	(6)	($/Sh)	Date	5% ($)	10% ($)

Larry G. Stambaugh (5)	150,000 (4)	14.00%	1.63	4/11/15	154,035	388,755

Richard A. Mafrica	25,000 (3)	2.33%	2.30	10/19/14	36,225	91,425
	50,000 (4)	4.67%	1.77	3/8/15	55,755	140,715

John D. Prunty	100,000 (3)	9.33%	2.30	10/19/14	144,900	365,700
	50,000 (4)	4.67%	1.77	3/8/15	55,755	140,715

Sharon A. Tonetta, Ph.D.	25,000 (3)	2.33%	2.30	10/19/14	36,225	91,425
	25,000 (2)	2.33%	2.43	11/17/14	38,273	96,593
	50,000 (4)	4.67%	1.77	3/8/15	55,755	140,715

(1)           The options will fully vest upon a change of control, as defined in the Company’s option plans, unless the acquiring company assumes the options or substitutes similar options. The term of the options is ten years.  The options granted to Mr. Stambaugh were forfeited back to the Company on August 3, 2005.  See Item 8, “Financial Statements and Supplementary Information”, Footnote 7, “Related Party Transactions” for further information.  Mr. Mafrica and Ms. Tonetta’s employment with the Company was terminated on August 15, 2005 and July 14, 2005, respectively.

(2)           25% of the options vest annually commencing on the anniversary date of the grant.

(3)           25% of the options vest annually commencing on the date of the grant.

(4)           The options vest in six equal monthly installments on the last day of each month starting on the earlier of the consummation of a Change in Control or September 30, 2005.

(5)           On August 3, 2005, Mr. Stambaugh forfeited all 1,563,667 stock options he held to purchase Maxim common stock.  These options were collateral securing a loan Mr. Stambaugh owed the Company.

(6)           Based on options to purchase 1,071,350 shares granted to employees in the fiscal year ended September 30, 2005, including the Named Executive Officers.

(7)           The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts represent certain assumed rates of appreciation only, in accordance with the rules of the SEC, and do not reflect the Company’s estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of the Company’s common stock and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all shareholders.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FISCAL YEAR-END OPTION VALUES

	Shares Acquired	Value Realized on	Number of Securities Underlying Unexercised Options at Fiscal		Value of Unexercised In-the Money Options at Fiscal Year
	on	Exercise	Year-End		End (2)
Name	Exercise	(1) ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
					($)	($)
Larry G. Stambaugh	—	—	—	—	—	—
Richard A. Mafrica	—	—	175,000	—	—	—
John D. Prunty	—	—	55,833	124,167	—	—
Sharon A. Tonetta, Ph.D.	—	—	26,250	—	—	—

(1)           Amounts reflected are based on the fair market value on the date of exercise minus the exercise price and do not indicate that the optionees sold such shares.

(2)           Based on the fair market value of the common stock as of September 30, 2005 ($1.34), the last business day in fiscal 2005 minus the exercise price of the options.

Employment, Termination of Employment and Change of Control Agreements

The Company and Mr. Stambaugh are parties to an executive employment agreement, effective as of October 1, 2004, and as amended on August 19, 2005, pursuant to which Mr. Stambaugh will receive an annual salary of not less than $405,000 through September 30, 2005 and an annual salary of not less than $450,000 thereafter.  In addition, Mr. Stambaugh is eligible to receive an annual bonus in an amount up to 35% of his annualized base salary and equity compensation as determined by our Board of Directors.  The employment agreement also provides that if Mr. Stambaugh’s employment is terminated other than for cause he will receive a severance payment equal to the continuation of his annual base salary plus health care insurance coverage for a two year period.

The Company and Mr. Stambaugh are also parties to a retention agreement dated March 11, 2005, as amended on August 19, 2005.  Pursuant to the retention agreement, Mr. Stambaugh is entitled to receive a “transition bonus” of $225,000 upon the earlier of March 31, 2006 and the date, if ever, on which we terminate his employment other than for cause.  Pursuant to the agreement, if Mr. Stambaugh has not been continuously employed by us through March 31, 2006 or has been terminated by us for cause prior to March 31, 2006, then he is not entitled to receive the “transition bonus”.  Pursuant to the retention agreement and subject to certain limitations, as a result of remaining continuously employed by us through September 30, 2005, Mr. Stambaugh is entitled to receive a retention bonus of $225,000 paid in six equal monthly installments on the last day of each month starting on September 30, 2005.

The Company and Mr. Prunty are parties to an executive employment agreement, effective as of October 18, 2004, pursuant to which Mr. Prunty will receive an annual salary of not less than $210,000, and will be eligible to receive an annual bonus in an amount up to 25% of his annualized base salary and equity compensation as determined by our Board of Directors.  The employment agreement provides that if Mr. Prunty’s employment is terminated without cause he will be entitled to continuation of his then base salary and health benefits for six months.  On March 8, 2005, we entered into a retention agreement with Mr. Prunty.  Pursuant to the retention agreement and subject to certain limitations, as a result of remaining continuously employed by us through September 30, 2005, Mr. Prunty is entitled to receive a retention bonus of $105,000 paid in six equal monthly installments on the last day of each month starting on September 30, 2005.

In addition, as part of their retention agreements and subject to certain limitations, Mr. Stambaugh and Mr. Prunty as a result of remaining continuously employed by us through the date of grant (which was within the 60 days of the date of the applicable retention agreement), Mr. Stambaugh and Mr. Prunty were granted a retention stock option to purchase 150,000 and 50,000 shares of our common stock, respectively, at an exercise price equal to the fair market value of our common stock on the date of grant.  Thereafter, provided that they remain continuously employed by us, such retention options will vest in six equal monthly installments on the last day of each month starting on September 30, 2005, subject to vesting ceasing upon termination of employment with us for any reason.  Vested retention options are exercisable for five years from the date of grant without regard to continuous employment with us.  Notwithstanding the foregoing, if, at any time following a change in control event, employment with us is involuntarily terminated by us without cause or the employee voluntarily terminates their employment with us for good reason, then the applicable retention bonus shall be paid in a lump sum (to the extent not already paid prior to such time) and the applicable retention option shall become fully vested and exercisable (to the extent not already fully vested and exercisable prior to such time).

As further described in the following section, “Certain Relationships and Related Transactions”, on August 3, 2005, Mr. Stambaugh forfeited all collateral, including 203,333 shares of our common stock and 1,563,667 of options to purchase our common stock, securing a loan he owed to the Company.

Mr. Prunty holds stock options to purchase 180,000 shares of Maxim common stock subject to various vesting provisions.  If, at any time following a change in control event, Mr. Prunty’s employment is involuntarily terminated without cause or Mr. Prunty voluntarily terminates his employment for good reason then stock options to purchase 132,500 shares of Maxim common stock held by Mr. Prunty shall become fully vested and exercisable (to the extent not already fully vested and exercisable prior to such time).  In addition, in the event Mr. Prunty’s employment is terminated without cause during the period beginning on September 6, 2005 and ending 12 months following the effective time of the merger, then Mr. Prunty shall be entitled to exercise his vested stock options within such period of time ending on the earlier of the date that is three years following the termination of Mr. Prunty’s employment or the expiration of the option.

Mr. Mafrica’s employment as an executive officer was terminated on August 15, 2005.  The Company and Mr. Mafrica were parties to an executive employment agreement, effective as of July 22, 2004, pursuant to which Mr. Mafrica would receive an annual salary of not less than $280,000, and was eligible to receive an annual bonus in an amount up to 25% of his annualized base salary and equity compensation as determined by our Board of Directors.  The employment agreement also provided that if Mr. Mafrica’s employment was terminated without cause he will be entitled to continuation of his then base salary and health benefits for six months.  On August 18, 2005, the Company agreed to provide Mr. Mafrica an additional three months salary continuation and health benefits in addition to the six months provided in his employment agreement.

Pension Plans and Long-Term Incentive Plans

The Company has no pension plans or long-term incentive plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of the September 30, 2005.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,898,349	$4.89	2,353,547
Equity compensation plans not approved by security holders	205,920	$7.21	594,140
Total	2,104,269	$5.11	2,947,687

The Company’s 2000 Nonstatutory Stock Option Plan, or the 2000 Plan, is the only equity compensation plan of the Company that was effective as of September 30, 2005 that was adopted without the approval of the Company’s stockholders.  The 2000 Plan was adopted by the Company in August 2000 and was subsequently amended by the Company in November 2000 to allow limited grants to officers and directors.  The purpose of the 2000 Plan is to assist the Company in attracting the services of new employees, directors and consultants and retaining the services of current employees, directors and consultants.  The 2000 Plan provides a means by which selected employees, directors and consultants of the Company and its affiliates are given an opportunity to purchase stock in the Company thereby enhancing their efforts in the service of the Company and its stockholders.  The 2000 Plan provides only for the grant of nonqualified stock options.  Such options are intended not to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended.  The maximum number of shares of the Company’s common stock that may be issued under the 2000 Plan is 750,000.  In addition, the aggregate number of options granted to officers and directors must be less than 50% of the total number of shares granted under the 2000 Plan.  All of the Company’s employees are eligible to participate in the 2000 Plan.

Under the 2000 Plan, the Board or Compensation Committee may provide for the grant of stock options to eligible employees.  The Board or Compensation Committee determines certain provisions of each option granted, including the number of shares to be granted to each person and the time such option may be exercised.  The exercise price of nonqualified stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant and such options generally include vesting provisions of up to four years.  As of September 30, 2005, 79,940 shares had been issued under the 2000 Plan, options to purchase an aggregate of 75,920 shares at exercise prices ranging from $5.05 to $7.35 per share were outstanding and 594,140 shares remained available for future grant.

Security Ownership Of

Certain Beneficial Owners And Management

The following table sets forth certain information regarding the ownership of Maxim’s common stock as of November 15, 2005 by:  (i) each director; (ii) Maxim’s Chief Executive Officer and its other Named Executive Officers; (iii) all executive officers, former executive officers and directors of Maxim as a group; and (iv) all those known by Maxim to be beneficial owners of more than five percent of its common stock.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total
Larry G. Stambaugh (2)	13,657		*
F. Duwaine Townsen (3)	267,018		*
Per-Olof Mårtensson (4)	280,333		*
John D. Prunty (5)	113,625		*
Robert L. Zerbe (6)	85,000		*
Wayne P. Yetter (7)	75,000		*
John F. Bedard, Ph.D. (8)	52,500		*
Richard A. Mafrica (9)	0		*
Sharon A. Tonetta, Ph.D. (10)	0		*
All executive officers and directors as a group (10 persons) (11)	887,133	3.04%

* Less than one percent.

(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, Maxim believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 28,402,808 shares outstanding on November 15, 2005, adjusted as required by rules promulgated by the SEC.

(2)	Includes 10,000 shares held by Mr. Stambaugh’s spouse.
(3)

Includes (i) 70,793 shares held jointly by Mr. Townsen and his spouse and (ii) 790 shares held individually by Mr. Townsen’s spouse. Also includes 195,000 shares subject to stock options exercisable within 60 days of November 15, 2005.

(4)	Includes 280,000 shares subject to stock options exercisable within 60 days of November 15, 2005.
(5)	Includes 109,583 shares subject to stock options exercisable within 60 days of November 15, 2005.
(6)	Includes 85,000 shares subject to stock options exercisable within 60 days of November 15, 2005.
(7)	Includes 75,000 shares subject to stock options exercisable within 60 days of November 15, 2005.
(8)	Includes 52,500 shares subject to stock options exercisable within 60 days of November 15, 2005.
(9)	Mr. Mafrica’s employment with Maxim was terminated on August 15, 2005.
(10)	Ms. Tonetta’s employment with Maxim was terminated on July 14, 2005.
(11)	Includes 797,083 shares subject to stock options exercisable within 60 days of November 15, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 19, 2005, we entered into an agreement with Mr. Stambaugh regarding the forgiveness of all amounts owed (including principal and accrued interest) under a $2,850,000 full recourse, interest bearing, secured revolving promissory note made by Maxim to Mr. Stambaugh on December 8, 2000, as amended on December 8, 2001.  The loan was originally made to replace a loan Mr. Stambaugh had with a third-party that was secured by shares of our stock that he owned.  The purpose of the loan was to avoid the necessity of Mr. Stambaugh selling our stock during periods of market volatility and was viewed at the time to be in the best interests of Maxim and its stockholders.  As reported in our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2005, as of June 30, 2005 the loan had been written down to $264,000.  This write-down resulted from of our evaluation of Mr. Stambaugh’s inability to repay the loan, which has been in default since December 2002.  On August 3, 2005, Mr. Stambaugh forfeited all collateral securing the loan, including 203,333 shares of our common stock and 1,563,667 of options to purchase our common stock.  Mr. Stambaugh was insolvent and unable to repay the outstanding balance of the loan.  After extensively reviewing all related facts and circumstances, including our current needs, prospects and contingency plans, Mr. Stambaugh’s current assets and liabilities, our resulting inability to collect the loan indebtedness, and the best interests of our stockholders and creditors, our board of directors agreed to forgive the loan.  The agreement relating to such forgiveness also provides for the release by Mr. Stambaugh of any and all claims that he may have against Maxim, its officers, directors, stockholders and certain of our other representatives with regard to any claims that he may have arising out of or in connection with the loan.

In connection with the loan forgiveness, on August 19, 2005, we entered into an indemnification agreement with Mr. Stambaugh.  Pursuant to the indemnification agreement, we agreed to indemnify Mr. Stambaugh for certain excise taxes, if any, that may arise as a result of the forgiveness of the loan under Section 280G and Section 4999 of the Internal Revenue Code of 1986, as amended.  Should Mr. Stambaugh be subject to such excise taxes, payments under the indemnification agreement could exceed $2 million.

We have entered into indemnity agreements with certain officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of us, and otherwise to the fullest extent permitted under Delaware law and our Bylaws.  We have also entered into and may in the future enter into employment agreements with certain of our executive officers.  See “Employment, Severance and Change of Control Agreements.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees for audit and tax services rendered by KPMG LLP, the Company’s independent registered public accountant, for the fiscal years ended September 30, 2005 and 2004, including $236,000 of fees during fiscal 2005 for services related to the audit of internal controls over financial reporting.

	Fiscal Year Ended September 30 (in thousands)
	2005	2004
Audit fees	$390	$171
Tax fees(1)	36	27
Total	$426	$198

(1) Tax fees consisted of professional services rendered for tax compliance, tax advice and tax planning.  These fees were for services related to the preparation of our tax returns and consultations regarding the application of various provisions of the Internal Revenue Code for each year.

All fees described above were pre-approved by the Audit Committee in accordance with the policies and procedures set forth below.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee pre-approves all audit and permissible non-audit services prior to commencement of services.  Mr. Townsen, the Audit Committee Chairman, has the delegated authority to pre-approve such services and these pre-approval decisions are presented to the full Audit Committee at its next scheduled meeting.  During fiscal year 2005 and 2004, the Audit Committee pre-approved 100% of the total fees to KPMG LLP.

The Audit Committee has determined that the rendering of the services other than audit services by KPMG LLP is compatible with maintaining the independent registered public accounting firms independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)           The following documents are filed as part of this Form 10-K:

1.             Consolidated Financial Statements

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	48
Consolidated Balance Sheets as of September 30, 2005 and 2004	49
Consolidated Statements of Operations and Comprehensive Loss for the years ended September 30, 2005, 2004, and 2003, and from inception (October 23, 1989) through September 30, 2005	50
Consolidated Statements of Stockholders’ Equity from inception (October 23, 1989) through September 30, 2005	51
Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004, and 2003, and from inception (October 23, 1989) through September 30, 2005	56

2.             Financial Statement Schedules

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto included in Item 8.

3.             Exhibits

See list of Exhibits set forth in paragraph (b) below.

(b)           Exhibits

INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of September 6, 2005, by and among Maxim Pharmaceuticals, Inc., EpiCept Corporation, and Magazine Acquisition Corp., a wholly-owned subsidiary of EpiCept Corporation. (24)

3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (14)
3.3	Bylaws of Registrant. (1)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock. (4)
4.3	Rights Agreement, dated as of June 15, 2000, between the Registrant and American Stock Transfer & Trust Company, as Rights Agents. (4)
4.4	Form of Rights Certificate. (4)
4.5	Specimen Common Stock certificate. (1)
4.6	Securities Purchase Agreement dated September 22, 2003, between Maxim and the investors whose names appear on the signature pages thereto. (11)
4.7	Registration Rights Agreement dated September 22, 2003, between Maxim and the investors whose names appear on the signature pages thereto. (11)

4.8	Form of Common Stock Purchase Warrant issued to the investors on September 23, 2003. (11)
4.9	Common Stock Purchase Warrant, No. #03-024, to purchase 148,049 shares of the Registrant’s common stock, issued to Merriman Curhan Ford & Co. on September 23, 2003. (12)
4.10	Amendment to Rights Agreement, dated as of September 5, 2005, between Maxim Pharmaceuticals, Inc. and American Stock Transfer and Trust Company. (24)
10.1	Form of Indemnification Agreement for directors and officers of the Registrant. (18)
10.2	Amended and Restated 1993 Long-Term Incentive Plan and forms of stock option agreements. (2)
10.3	Employment Agreement dated October 1, 2003 between the Registrant and Kurt R. Gehlsen. (13)*
10.4	Lease dated May 28, 1998 between Del Mar Capital Group/Ridgeview, LLC, as Landlord, and the Registrant. (8)
10.5	License Agreement dated November 6, 1998 among the Registrant, Professional Pharmaceutical, Inc., Bruce A. Jack, D.D.S. and B. Thomas White, R.PH. (3)
10.6	Research and License Agreement effective July 10, 2000 with BIOCHEM Pharma Inc. (5)‡
10.7	Registrant’s 2000 Nonstatutory Stock Option Plan. (5)
10.8	Secured Revolving Promissory Note dated December 8, 2000 between Larry G. Stambaugh and the Registrant. (5)
10.9	Loan and Security Agreement dated October 9, 2000 between the Registrant and Silicon Valley Bank. (6)
10.10	Assignment of Deposit Account dated April 11, 2001 between the Registrant, Silicon Valley Bank and Kurt R. Gehlsen. (7)
10.11	Assignment of Deposit Account dated April 11, 2001 between the Registrant, Silicon Valley Bank and Dale A. Sander and Denise M. Sander. (7)
10.12	Loan Modification Agreement dated March 21, 2001 between the Registrant and Silicon Valley Bank. (7)
10.13	Loan Modification Agreement dated April 25, 2001 between the Registrant and Silicon Valley Bank. (7)
10.14	Amendment dated December 8, 2001 to the Secured Revolving Promissory Note between the Registrant and Larry G. Stambaugh. (9)*
10.15	Loan Modification Agreement dated July 29, 2002 between the Registrant and Silicon Valley Bank. (10)
10.16	Amendment to Assignment of Deposit Account dated July 23, 2002 between the Registrant, Silicon Valley Bank and Kurt R. Gehlsen. (10)
10.17	Amendment to Assignment of Deposit Account dated July 23, 2002 between the Registrant, Silicon Valley Bank and Dale A. Sander and Denise M. Sander. (10)
10.18	Employment Agreement dated October 1, 2003 between the Registrant and Anthony E. Altig. (13)*
10.19	Lease dated July 31, 2003 between Alecta Pensionsförsäkring, Ömsesidigt, a Swedish company, as Landlord, and the Registrant. (12)
10.20	License and Collaboration Agreement dated November 19, 2003 between the Registrant and Myriad Genetics, Inc. (13)‡
10.21	Registrant’s 2001 Incentive Stock Option Plan, as amended. (15)
10.22	License Agreement dated March 1, 2004 between the Registrant and Shire BioChem, Inc. (16)‡
10.23	First Amendment of Standard Office Lease dated April 30, 2004 between Alecta Pensionsförsäkring, Ömsesidigt, a Swedish Company, as Landlord, and the Registrant. (17)
10.24	Employment Agreement dated July 22, 2004 between the Registrant and Richard A. Mafrica. (18)*
10.25	Employment Agreement between the Registrant and John D. Prunty, dated October 18, 2004. (19)*
10.26	Employment Agreement between Maxim Pharmaceuticals, Inc. and Larry G. Stambaugh, dated December 3, 2004. (20)*
10.27	Employment Agreement between Maxim Pharmaceuticals, Inc. and Pam G. Gleason, dated December 3, 2004. (20)*
10.28	Employment Agreement between Maxim Pharmaceuticals, Inc. and Sharon A. Tonetta, Ph.D., dated December 3, 2004. (20)*

10.29	Retention Agreement between Maxim Pharmaceuticals, Inc. and Larry G. Stambaugh, dated March 11, 2005. (21)*
10.30	Retention Agreement between Maxim Pharmaceuticals, Inc. and Richard A. Mafrica, dated March 8, 2005. (21)*
10.31	Retention Agreement between Maxim Pharmaceuticals, Inc. and Sharon A. Tonetta, Ph.D., dated March 8, 2005. (21)*
10.32	Retention Agreement between Maxim Pharmaceuticals, Inc. and John D. Prunty, dated March 8, 2005. (21)*
10.33	Retention Agreement between Maxim Pharmaceuticals, Inc. and Ben Tseng, Ph.D., dated March 8, 2005. (21)*
10.34	Retention Agreement between Maxim Pharmaceuticals, Inc. and Pam G. Gleason, dated March 8, 2005. (21)*
10.35	First Amendment to the License Agreement dated January 26, 2005, between Maxim and Shire BioChem Inc. (22) †
10.36	Agreement between Maxim Pharmaceuticals, Inc. and Larry G. Stambaugh, dated August 19, 2005. (23)
10.37	Indemnification Agreement between Maxim Pharmaceuticals, Inc. and Larry G. Stambaugh, dated August 19, 2005. (23)
10.38	Amendment to Employment Agreement between Maxim Pharmaceuticals, Inc. and Larry G. Stambaugh, dated August 19, 2005. (23)*
10.39	Amendment to Retention Agreement between Maxim Pharmaceuticals, Inc. and Larry G. Stambaugh, dated August 19, 2005. (23)*
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification by Larry G. Stambaugh, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by John D. Prunty, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4)           Previously filed together with the Registrant’s Current Report on Form 8-A dated June 20, 2000 and incorporated herein by reference.

(5)           Previously filed together with the Registrant’s Annual Report on Form 10-K dated September 30, 2000 and incorporated herein by reference.

(6)           Previously filed together with Registrant’s Quarterly Report on Form 10-Q dated December 31, 2000 and incorporated herein by reference.

(7)           Previously filed together with Registrant’s Quarterly Report on Form 10-Q dated March 31, 2001 and incorporated herein by reference.

(8)           Previously filed together with the Registrant’s Annual Report on Form 10-K dated September 30, 2001 and incorporated herein by reference.

(9)           Previously filed together with Registrant’s Quarterly Report on Form 10-Q dated December 31, 2001 and incorporated herein by reference.

(10)         Previously filed together with Registrant’s Quarterly Report on Form 10-Q dated June 30, 2002 and incorporated herein by reference.

(11)         Previously filed together with Registrant’s Current Report on Form 8-K dated September 22, 2003 and incorporated herein by reference.

(12)         Previously filed together with the Registrant’s Annual Report on Form 10-K dated September 30, 2003 and incorporated herein by reference.

(13)         Previously filed together with Registrant’s Quarterly Report on Form 10-Q dated December 31, 2003 and incorporated herein by reference.

(14)         Previously filed as Exhibit C with Registrant’s Definitive Proxy Statement filed with the SEC on January 16, 2004, and incorporated herein by reference.

(15)         Previously filed with Registrant’s Registration Statement on Form S-8 (File No. 333-113326) on March 5, 2004, and incorporated herein by reference.

(16)         Previously filed together with Registrant’s Quarterly Report on Form 10-Q dated March 31, 2004 and incorporated herein by reference.

(17)         Previously filed together with Registrant’s Quarterly Report on Form 10-Q dated June 30, 2004 and incorporated herein by reference.

(18)         Previously filed together with the Registrant’s Annual Report on Form 10-K dated September 30, 2004 and incorporated herein by reference.

(19)         Previously filed together with Registrant’s Current Report on Form 8-K dated October 18, 2004 and incorporated herein by reference.

(20)         Previously filed together with Registrant’s Current Report on Form 8-K dated December 3, 2004 and incorporated herein by reference.

(21)         Previously filed together with Registrant’s Current Report on Form 8-K dated March 8, 2005 and incorporated herein by reference.

(22)         Previously filed together with Registrant’s Quarterly Report on Form 10-Q dated March 31, 2005 and incorporated herein by reference.

(23)         Previously filed together with Registrant’s Current Report on Form 8-K dated August 19, 2005 and incorporated herein by reference.

(24)         Previously filed together with Registrant’s Current Report on Form 8-K dated September 5, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXIM PHARMACEUTICALS, INC.

By:	/s/ John D. Prunty
John D. Prunty,
Vice President, Finance and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)
Date: December 14, 2005

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

Signature	Title	Date

/s/LARRY G. STAMBAUGH	Chairman of the Board, President and Chief
Larry G. Stambaugh	Executive Officer (Principal Executive Officer)	December 14, 2005

/s/JOHN D. PRUNTY	Vice President, Finance and Chief Financial
John D. Prunty	Officer (Principal Accounting Officer and Principal Financial Officer)	December 14, 2005

/s/JOHN F. BEDARD	Director	December 14, 2005
John F. Bedard

/s/PER-OLOF MÅRTENSSON	Director	December 14, 2005
Per-Olof Mårtensson

/s/F. DUWAINE TOWNSEN	Director	December 14, 2005
F. Duwaine Townsen

/s/WAYNE P. YETTER	Director	December 14, 2005
Wayne P. Yetter

/s/ROBERT L. ZERBE, M.D.	Director	December 14, 2005
Robert L. Zerbe, M.D.